Form 10QSB
period 1996-04-30
LASER VIDEO NETWORK INC
filed 1996-06-14
CIK 876013

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

Quarterly  report under Section 13 or 15 (d) of the  Securities  Exchange Act of
1934

For the quarterly period ended April 30, 1996

                         Commission file number 0-19997

                            LASER VIDEO NETWORK, INC.
   -------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


               Delaware                        13-3557317
- ----------------------------------          ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer
Incorporation or Organization)              Identification No.)

                645 Fifth Avenue - East Wing, New York, NY 10022
   -------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 888-0617
   -------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
   -------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X          No
        ---              ---
Number of shares of common stock outstanding as of June 11, 1996:  10,899,157

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                 ---      ---

                            LASER VIDEO NETWORK, INC.

                                  BALANCE SHEET
                                 April 30, 1996
                                   (Unaudited)

                                     ASSETS

Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . .  $2,123,073
   Accounts receivable. . . . . . . . . . . . . . . . . . .      650,788
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . .      66,220
   Other current assets. . . . . . . . . . . . . . . . . . .      14,073
                                                            -------------
          Total current assets. . . . . . . . . . . . . . .    2,854,154

Property and equipment, net . . . . . . . . . . . . . . . .      963,536
Other assets. . . . . . . . . . . . . . . . . . . . . . . .        8,280
                                                            -------------

          TOTAL . . . . . . . . . . . . . . . . . . . . . .   $3,825,970
                                                            =============

                                   LIABILITIES

 Current liabilities:
    Accounts payable and accrued expenses. . . . . . . . . .    $593,722
    Dividends payable. . . . . . . . . . . . . . . . . . . .      50,823
                                                            -------------
     Total current liabilities . . . . . . . . . . . . . . .     644,545
                                                            -------------

Redeemable preferred stock. . . . . . . . . . . . . . . . .       96,667
                                                            -------------

Commitments and contingencies

                              STOCKHOLDERS' EQUITY

Capital stock:
  Preferred stock - $.001 par; authorized
     500,000 shares; none issued
  Common stock - $.001 par; authorized 20,000,000 shares;
     issued and outstanding 9,020,580 shares . . . . . . . .       9,021
Additional paid in capital . . . . . . . . . . . . . . . . .  13,644,018
Accumulated deficit. . . . . . . . . . . . . . . . . . . . .(10,568,281)
                                                            -------------
          Total stockholders' equity. . . . . . . . . . . .    3,084,758
                                                            -------------

          TOTAL . . . . . . . . . . . . . . . . . . . . . .   $3,825,970
                                                            =============

The accompanying notes are an integral part of the financial statements.

                            LASER VIDEO NETWORK, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                Three Months Ended          Six Months Ended
                                    April 30,                   April 30,
                           --------------------------   ------------------------
                           1996          1995           1996          1995
                           ------------  ------------   ------------  ----------

Sales. . . . . . . . . . .   $828,250     $564,530     $1,119,213      $739,902
                           -----------  -----------   ------------  ------------

Cost of sales. . . . . . .    307,954      290,286       677,370       591,063

Selling, general and
administrative. . .           688,590      757,607     1,355,353     1,355,135

Interest income . . . . . .   (4,435)     (29,875)      (10,986)      (41,562)
                           -----------  -----------   -----------  -----------

                              992,109    1,018,018     2,021,737     1,904,636
                           -----------  -----------   -----------  -----------

NET LOSS. . . . . . . . . .($163,859)   ($453,488)    ($902,524)   $1,164,734)
                           ===========  ===========   ===========  ===========


Loss per share . . . . . .    ($0.03)      ($0.08)       ($0.15)       ($0.21)


Weighted average
  number of common
  shares outstanding. . . . 6,119,785    5,839,665     6,044,335     5,524,932






The accompanying notes are an integral part of the financial statements.

                            LASER VIDEO NETWORK, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Six Months Ended
                                                                                                    April 30,
                                                                                  ---------------------------------------------
                                                                                           1996                   1995
                                                                                  ----------------------  ---------------------
Cash flows from operating activities:
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ (902,524)           $(1,164,734)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . ..          197,396                280,999
       Issuance of common stock for services . . . . . . . . . . . . . . . . . . .               30,000
       Changes in operating assets and liabilities:
         Increase in accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .         (7,130)              (229,976)
         Decrease in prepaid expenses and other current assets . . . . . . . .                   39,521                 16,503
         Increase in other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           (12,967)
         Increase (decrease) in accounts payable and accrued expenses. . . .                    196,771               (34,528)
                                                                                            ------------         --------------

           Net cash used in operating activities . . . . . . . . . . . . . . . . . . .        (445,966)            (1,144,703)
                                                                                            ------------          -------------

Cash flows from investing activities:
   Proceeds from sale of equipment . . . . . . . . . . . . . . . . . . . . . . . . .             22,125                 13,100
   Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . . .              (7,478)              (125,469)
   Proceeds of short-term investments . . . . . . . . . . . . . . . . . . . . . . .                                    750,000
   Purchases of short-term investments . . . . . . . . . . . . . . . . . . . . . . .                                 (496,143)
                                                                                            ------------          -------------

           Net cash provided by investing activities . . . . . . . . . . . . . . . .             14,647                141,488
                                                                                            ------------          -------------

Cash flows from financing activities:
   Proceeds from sale of common stock, net. . . . . . . . . . . . . . . . . . . .             1,761,968              1,793,564
   Redemption of redeemable preferred stock . . . . . . . . . . . . . . . . . . .                                      (4,720)
                                                                                            ------------          -------------

           Net cash provided by financing activities . . . . . . . . . . . . . . . .          1,761,968              1,788,844
                                                                                            ------------          -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . .                                               1,330,649                785,629

Cash - beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          792,424                760,917
                                                                                            ------------          -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD. . . . . . . . . .                                 $2,123,073             $1,546,546
                                                                                           =============          =============

The accompanying notes are an integral part of the financial statements.

                            LASER VIDEO NETWORK, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended October 31, 1995 included in the Annual Report as filed on Form 10-KSB with the United States Securities and Exchange Commission.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The results of operations for the six months ended April 30, 1996 are not necessarily indicative of the results of operations for the full fiscal year ending October 31, 1996.

NOTE (A) - The Company:

     Laser Video Network, Inc. ("the Company") is an interactive multimedia company in the business of developing, producing and marketing interactive entertainment products. Currently, the Company is principally involved in the production and placement of interactive entertainment systems in college dining facilities. Substantially all of its revenues are derived from advertising displayed on these entertainment systems at installed locations. At April 30, 1996, the Company had an installed base of approximately 200 entertainment systems at various colleges and universities throughout the United States.

     The Company's revenues are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company generates a significant portion of its revenues during the period of September through May and substantially less revenues during the summer months when colleges and universities do not hold regular classes. Furthermore, management expects minimal sales in the summer months of 1996 during the Company's installation of new satellite transmission technology on its College Television Network.

     Pursuant to a private placement offering ("Private Placement"), the Company issued an aggregate of 3,035,716 and 1,878,577 shares of its Common Stock at $.70 per share on April 26, 1996 and May 28, 1996, respectively. The offering resulted in net proceeds of $1,761,968 and approximately $1,150,000, respectively, after payment of placement expenses and agent commissions. Under the Private Placement, warrants to purchase an additional 3,035,716 and 1,878,577 shares of its Common Stock were also issued on April 26,1996 and May 28, 1996, respectively. The warrants, which are exercisable at $1.29 per share, will expire on April 26, 2001 and May 28, 2001, respectively. The Company has agreed to register the shares of Common Stock issued and to be issued pursuant to the Private Placement in the near future.

     Management intends to use the proceeds to finance, in part, the Company's installation of new satellite transmission technology on its College Television Network as well as provide the Company with additional working capital for operations. Management believes that the aggregate net proceeds received and funds expected to be generated from operations will provide the Company with sufficient working capital to sustain operations through at least the fiscal year ending October 31, 1996. Additional financing may be needed for the Company to continue to expand into additional college dining facilities.


NOTE (B) - Contingencies:

     In connection with the acquisition of certain assets, the Company agreed to pay two former shareholders of the seller an aggregate of $100,000, one-half being payable at such time the Company's net pre-tax income equals at least $500,000, and the balance being payable at such time as the Company has an additional $500,000 in net pre-tax earnings.

     Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's financial statements appearing elsewhere in this report.

RESULTS OF OPERATION

     The Company is an interactive multimedia company whose principal activities involve operating and marketing the College Television Network ("CTN"), a private commercial television network. At April 30, 1996, the Company had an installed base of approximately 200 entertainment systems at various colleges and universities throughout the United States. Substantially all of its revenues are derived from advertising displayed on CTN.

     The Company's sales are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company generates a significant portion of its sales during September through May and substantially less during the summer months when colleges and universities do not hold regular sessions.

     The following table sets forth certain financial data derived from the Company's statement of operations for the three and six months ended April 30, 1996 and April 30, 1995:

                                                  Three Months Ended
                                                  ------------------

                                      April 30, 1996          April 30, 1995
                                  ---------------------     -----------------
                                                 % of                   % of
                                      $          Sales         $        Sales
                                  ----------    --------    ----------  -----

Sales . . . . . . . . . . . .     $828,250         100%     $564,530    100%
Cost of sales . . . . . . . .      307,954          37       290,286     51
Selling, general and
  administrative                   688,590          83       757,607    134
Interest income . . . . . . .        4,435           1        29,875      5
Net loss . . . . . . . . . .       163,859          20       453,488     80


                                                Six Months Ended
                                                ----------------

                                      April 30, 1996          April 30, 1995
                                  ---------------------     -----------------
                                                 % of                   % of
                                      $          Sales         $        Sales
                                  ----------    --------    ----------  -----

Sales . . . . . . . . . . . .   $1,119,213         100%     $739,902    100%
Cost of sales . . . . . . . .      677,370          61       591,063     80
Selling, general and
  administrative                 1,355,353         121     1,355,135    183
Interest income . . . . . . .       10,986           1        41,562      6
Net loss . . . . . . . . . .       902,524          81     1,164,734    157

     Sales increased to $828,250 and $1,119,213 for the three and six-month periods ended April 30, 1996, respectively, versus $564,530 and $739,902 for the comparable periods last year. These increases were attributable to a combination of increased advertising by existing customers, adding new customers and increased advertising rates. Management expects minimal sales during the summer months of 1996 due to the Company's installation of new satellite transmission technology on CTN, however sales are anticipated to increase overall for the fiscal year ending October 31, 1996 ("Fiscal 1996"). Although the Company has agreements with national advertisers and has held discussions or had prior agreements with other national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising from the Company, or that future significant advertising revenues will ever be generated. A failure to significantly increase advertising revenues could have a material impact on the operations of the Company.

     The cost of sales increased to $307,954 and $677,370 for the three and six-month periods ended April 30, 1996, respectively, from $290,286 and $591,063 for the comparable periods last year. These increases relate primarily to costs associated with the preparation for the anticipated conversion of CTN to a satellite delivered network during the summer of 1996.

     Selling, general and administrative expenses decreased to $688,590 for the three-month period ended April 30, 1996, as compared to $757,607 for the same period last year. Such decrease occurred even though there were increased advertising agency fees. Such fees, which are directly related to increased sales, were more than offset by reductions in professional and consulting fees during the current quarter. Selling, general and administrative expenses for the six-month period ended April 30, 1996 remained relatively constant at $1,355,353, versus $1,355,135 last year. The decrease in professional and consulting fees offset the increased advertising agency fees associated with the increased sales.

     Interest income decreased to $4,435 and $10,986 for the three and six-month periods ended April 30, 1996, respectively, as compared to $29,875 and $41,562 for the comparable periods last year. The decrease is attributable to lower average cash levels during the first half of Fiscal 1996.

     The net loss decreased to $163,859 and $902,524 for the three and six-month periods ended April 30, 1996, down from $453,488 and $1,164,734 for the comparable periods last year. The Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue through Fiscal 1996. In order to reach the stage where the Company is profitable, the Company will need to continue to expand into additional college dining facilities. Furthermore, additional financing may be required to produce the additional systems necessary to reach profitable operating levels.

FINANCIAL CONDITION AND LIQUIDITY

     At April 30, 1996, the Company had working capital of $2,209,609. At such date, the Company's cash and cash equivalents totaled $2,123,073.

     Cash used in operations decreased to $445,966 during the six months ended April 30, 1996 from $1,144,703 for the comparable period last year. The decrease is related to reduced losses, an increase in cash receipts from outstanding receivables and an increase in accounts payable during the current six-month period.

     Production of new systems during the first half of Fiscal 1996 was delayed in anticipation of CTN converting to a satellite-delivered network during the summer of 1996. As a result, the Company sold equipment no longer needed for the satellite network, at cost, and such sales exceeded property and equipment purchased for the six months ended April 30, 1996 by $14,647. Net purchases of property and equipment for the same period in the prior year was $112,369. In January 1996, the Company contracted with IBM to provide hardware and services required to upgrade to a satellite-delivered network, as well as continued maintenance of the equipment. IBM will also provide financing of equipment and installation services, contingent upon a letter of credit to secure a portion of the loan balance outstanding.

     Pursuant to the Private Placement, on April 26, 1996 and May 28, 1996, the Company issued 3,035,716 shares and 1,878,577 shares of its Common Stock, respectively. The issuances resulted in net proceeds of $1,761,968 and approximately $1,150,000, respectively, after payment of placement expenses and agent commissions.

     Management intends to use the proceeds to finance, in part, the Company's installation of new satellite transmission technology on its College Television Network as well as provide the Company with additional working capital for operations. Management believes that the aggregate net proceeds received and funds expected to be generated from operations will provide the Company with sufficient working capital to sustain operations through at least the fiscal year ending October 31, 1996. Additional financing may be needed for the Company to continue to expand into additional college dining facilities required to reach profitable operating levels.

     In the event the Company does not achieve anticipated revenue levels and/or obtain additional financing, the Company expects to reduce its operating expenses by, among other actions, downsizing its personnel and reducing its marketing, promotional and product development costs in an effort to reduce cash requirements. Reduction of operating expenses alone is not expected to assure profitability.

PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.
                     None.

Item 2.  Changes in Securities.
                     None.

Item 3.  Defaults Upon Senior Securities.
                     None.

Item 4.  Submission of Matters to a Vote of Security-Holders.
         (a) Annual meeting held on March 20, 1996
         (b) Not applicable
         (c) Matters Voted Upon
           (1) Election of Directors:
               (i)     Peter Kauff         For: 5,193,540; Withheld: 83,919
               (ii)    Thom Kidrin         For: 5,193,540; Withheld: 83,919
               (iii)   Stephen Roberts     For: 5,193,540; Withheld: 83,919
               (iv)    Edward McLaughlin   For: 5,193,540; Withheld: 83,919
           (2) Approving the Company's Outside Directors' 1996 Stock Option Plan
                 For: 2,468,717; Against: 324,381; Abstaining: 43,763;
                 Broker nonvotes: 2,440,598
           (3) Approving the Company's 1996 Stock Incentive Plan
                 For: 2,456,422; Against: 331,531; Abstaining: 48,988;
                 Broker nonvotes: 2,440,518
           (4) Appointment of Richard A. Eisner & Company as independent auditor
                 For: 5,134,062; Against: 114,959; Abstaining: 28,438
         (d) Not applicable

Item 5.  Other Information.
                     None.

Item 6.  Exhibits and Reports on Form 8-K.
         (a) None.
         (b) A report on Form 8-K filed on March 5, 1996 disclosed the resignation of Salah Hassanein and Ken Kai, two directors of the Company. No other reports on Form 8-K have been filed for the quarter for which this report is being filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              LASER VIDEO NETWORK, INC.
                                                               Registrant



Date: June 14, 1996                          /s/ Peter L. Kauff
                                             ------------------
                                              Peter L. Kauff
                                              Chairman of the Board
                                              (Principal Executive Officer)



Date: June 14, 1996                          /s/ Alan M. Pearl
                                             -----------------
                                              Alan M. Pearl
                                              Chief Financial Officer and
                                                Treasurer (Principal Accounting
                                                and Financial Officer)