Form 10QSB/A
period 1996-04-30
LASER VIDEO NETWORK INC
filed 1996-07-22
CIK 876013

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

Quarterly  report under Section 13 or 15 (d) of the  Securities  Exchange Act of
1934

For the quarterly period ended April 30, 1996

                         Commission file number 0-19997

                            LASER VIDEO NETWORK, INC.
- --------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


               Delaware                             13-3557317
- -------------------------------------        ----------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

                645 Fifth Avenue - East Wing, New York, NY 10022
         ---------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 888-0617
         ---------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X          No
   --------------     ---------
Number of shares of common stock outstanding as of June 11, 1996:  10,899,157

Transitional Small Business Disclosure Format (check one):  Yes      No    X
                                                               -----   -------

                                     PART II

                                OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.
                  (a)      Exhibit 27 - Financial Data Schedule
                  (b) A report on Form 8-K filed on March 5, 1996 disclosed the resignation of Salah Hassanein and Ken Kai, two directors of the Company. No other reports on Form 8-K have been filed for the quarter for which this report is being filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LASER VIDEO NETWORK, INC.
                                                   Registrant



Date: July 22, 1996                       /s/ Peter L. Kauff
                                          ------------------
                                          Peter L. Kauff
                                          Chairman of the Board
                                            (Principal Executive Officer)



Date: July 22, 1996                       /s/ Alan M. Pearl
                                          -----------------
                                          Alan M. Pearl
                                          Chief Financial Officer and
                                            Treasurer (Principal Accounting
                                            and Financial Officer)