Form 10QSB
period 1996-07-31
UC TELEVISION NETWORK CORP
filed 1996-09-16
CIK 876013

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

Quarterly  report under Section 13 or 15 (d) of the  Securities  Exchange Act of
1934

For the quarterly period ended July 31, 1996

                                          Commission file number 0-19997

        UC Television Network Corp. (formerly Laser Video Network, Inc.) (Exact Name of Small Business Issuer as Specified in Its Charter)


          Delaware                                      13-3557317
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

                645 Fifth Avenue - East Wing, New York, NY 10022
                    (Address of Principal Executive Offices)

                                 (212) 888-0617
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X          No
    ------------           -------------
Number  of  shares  of  common  stock  outstanding  as of  September  12,  1996:
10,899,157

Transitional Small Business Disclosure Format (check one):  Yes      No    X
                                                               -----     -----

                          UC TELEVISION NETWORK CORP.
                                  BALANCE SHEET
                                  July 31, 1996
                                   (Unaudited)

                                     ASSETS

Current assets:
   Cash and cash equivalents . . . .                   $ 2,885,921
   Accounts receivable . . . . . . .                       297,400
   Prepaid expenses. . . . . . . . .                        25,029
   Other current assets. . . . . . .                         9,198
                                               ----------------------
     Total current assets. . . . . .                     3,217,548

Property and equipment, net . . . . .                      772,037
Other assets. . . . . . . . . . . . .                        8,280
                                               ----------------------

      TOTAL . . . . . . . . . . . . .                  $ 3,997,865
                                               ======================

                                   LIABILITIES

Current liabilities:
   Accounts payable and
     accrued expenses. . . . . . .                    $    509,995
   Dividends payable. . . . . . . .                         53,207
                                                ---------------------
    Total current liabilities . . .                        563,202
                                                ---------------------
Redeemable preferred stock . . . .                          96,667
                                                ---------------------

Commitments and contingencies

                              STOCKHOLDERS' EQUITY

Capital stock:
   Redeemable preferred stock -
    $.001 par; authorized 1,500,000
    shares; issued and outstanding
    96,667 shares (liquidation
    value - $96,667 ). . . . . . .  .
   Preferred stock - $.001 par; authorized
    500,000 shares; none issued
   Common stock - $.001 par; authorized
    50,000,000 shares;
    issued and
    outstanding 10,899,157 shares . . . . . .             10,899
   Additional paid in capital . . . . . . . .         14,822,777
   Accumulated deficit. . . . . . . . . . . .        (11,495,680)
                                                ---------------------
        Total stockholders' equity. . . . . .           3,337,996
                                                ---------------------

        TOTAL . . . . . . . . . . . . . . . .         $ 3,997,865
                                                =====================

The accompanying notes are an integral part of the financial statements.

                           UC TELEVISION NETWORK CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended                          Nine Months Ended
                                                             July 31,                                    July 31,
                                             ----------------------------------------  --------------------------------------------
                                                    1996                 1995                  1996                   1995
                                             -------------------  -------------------  ---------------------  ---------------------

Sales ........................................      $     77,000    $   110,087          $ 1,196,213             $   849,989
                                                    ------------    -----------          -----------             -----------

Cost of sales ................................           294,792        313,115              972,162                 904,178

Selling, general and administrative ..........           741,532        654,791            2,096,885               2,009,926

Interest income ..............................           (31,925)       (26,001)             (42,911)                (67,563)
                                                    ------------    -----------          -----------             -----------

                                                       1,004,399        941,905            3,026,136               2,846,541
                                                    ------------    -----------          -----------             -----------

NET LOSS .....................................      $   (927,399)   $  (831,818)         $(1,829,923)            $(1,996,552)
                                                    ============    ===========          ===========             ===========


Loss per share ...............................      $      (0.09)   $     (0.14)         $     (0.25)            $     (0.35)


 Weighted average number of
    common shares outstanding ................        10,327,416      5,954,864            7,472,029               5,668,243

The accompanying notes are an integral part of the financial statements.

                           UC TELEVISION NETWORK CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                          July 31,
                                                                                            -----------------------------------
                                                                                                  1996               1995
                                                                                            -----------------  ----------------
Cash flows from operating activities:
   Net loss ................................................................................   $(1,829,923)      $(1,996,552)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization .......................................................       299,445           428,522
       Write down of certain entertainment equipment .......................................        34,705
       Changes in operating assets and liabilities:
         Decrease in accounts receivable ...................................................       346,258           117,955
         Decrease in prepaid expenses and other current assets .............................        78,482            30,643
         Decrease in other assets ..........................................................         7,105            17,570
         Decrease in accounts payable and accrued expenses .................................       113,044           (68,924)
                                                                                               -----------       -----------

           Net cash used in operating activities ...........................................      (950,884)       (1,470,786)
                                                                                               -----------       -----------

Cash flows used in investing activities:
   Purchases of property and equipment .....................................................      (240,016)         (171,992)
   Proceeds from sale of obsolete components ...............................................       309,408
   Proceeds of short-term investments ......................................................                         750,000
   Purchases of short-term investments .....................................................                        (504,091)
                                                                                               -----------       -----------

           Net cash provided by (used in) investing activities .............................        69,392            73,917
                                                                                               -----------       -----------

Cash flows from financing activities:
   Net proceeds from issuance of common stock ..............................................     2,974,989         1,801,312
   Redemption of redeemable preferred stock ................................................                         (4,720)
                                                                                               -----------       -----------

           Net cash provided by financing activities .......................................     2,974,989         1,796,592
                                                                                               -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................................     2,093,497           399,723

Cash - beginning of period .................................................................       792,424           760,917
                                                                                               -----------       -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD ..................................................   $ 2,885,921       $ 1,160,640
                                                                                               ===========       ===========

The accompanying notes are an integral part of the financial statements.

                           UC TELEVISION NETWORK CORP.

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

         The results of operations for the nine months ended July 31, 1996 are not necessarily indicative of the results of operations for the full fiscal year ending October 31, 1996.

NOTE (A) - The Company:

         UC Television Network Corp., formerly Laser Video Network, Inc. ("the Company"), is a broadcasting company which owns and operates the UC Television Network ("UCTN"), a proprietary interactive commercial television network operating on college and university campuses, through single-channel television systems placed primarily in campus dining facilities and student unions.
Substantially all of the Company's revenues are derived from advertising displayed on UCTN. At July 31, 1996, the Company had an installed base of approximately 200 entertainment systems at various colleges and universities throughout the United States.

         The Company's revenues are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company generates a significant portion of its revenues during the period of September through May and substantially less revenues during the summer months when colleges and universities do not hold regular classes. Furthermore, the Company retrofitted its existing systems during the summer months of 1996 in order to be able to utilize satellite transmission technology as a means of updating its programming on UCTN. This retrofit required a shut down of the network, resulting in minimal sales during this period.

         Pursuant to a private placement offering ("Private Placement"), the Company issued an aggregate of 4,914,293 shares of its Common Stock at $.70 per share on April 26, 1996 and May 28, 1996. The offering resulted in net proceeds of $2,974,989, after payment of placement expenses and agent commissions. Under the Private Placement, warrants to purchase an additional 4,914,293 shares of its Common Stock were also issued. The warrants, which are exercisable at $1.29 per share, will expire five years from the issue date. The Company has registered the shares of Common Stock issued and to be issued pursuant to the Private Placement.

         Management intends to use the proceeds to finance, in part, the Company's installation of new satellite transmission technology on UCTN as well as provide the Company with additional working capital for operations. Management believes that the aggregate net proceeds received and funds expected to be generated from operations will provide the Company with sufficient working capital to sustain operations through at least the fiscal year ending October 31, 1996. Additional financing may be needed for the Company to continue to expand into additional college dining facilities.

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

Results of Operations

         The Company is a broadcasting company whose principal activities involve operating and marketing the UC Television Network ("UCTN"), a private commercial television network. At July 31, 1996, the Company had an installed base of approximately 200 entertainment systems at various colleges and universities throughout the United States. Substantially all of its revenues are derived from advertising displayed on UCTN.

         In order to utilize satellite transmission technology as a means of updating its programming on UCTN, the Company retrofitted its existing systems installed at college and university campuses during the summer months of 1996. This retrofit required a shut-down of the network for the summer, resulting in minimal sales during this period. Although installation of the satellite dishes at campus locations will continue through the fall and system-wide satellite transmissions are not expected to commence until January 1997, the network became operational at the start of the fall 1996 semester. The campus systems will continue to be updated via CD-ROM until the satellite transmissions commence.

         The Company's sales are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company generates a significant portion of its sales during September through May and substantially less during the summer months when colleges and universities do not hold regular sessions.

         The following table sets forth certain financial data derived from the Company's statement of operations for the three and nine months ended July 31, 1996 and July 31, 1995:

                                                         Three Months Ended

                                                         July 31,     July 31,
                                                          1996         1995

Sales ................................................. $  77,000   $110,087

Cost of sales .........................................   294,792    313,115

Selling, general and administrative ...................   741,532    654,791
Interest income .......................................    31,925     26,001
Net loss ..............................................   927,399    831,818


                                                              Nine Months Ended

                                                  July 31, 1996                   July 31, 1995
                                         ------------------------------- ------------------------------
                                                                % of                           % of
                                                  $             Sales             $            Sales
                                         ------------------  ----------- ------------------ -----------

Sales . . . . . . . . . . . . . . . . . . . . $  1,196,213       100%         $    849,989      100%
Cost of sales . . . . . . . . . . . . . . .        972,162        81               904,178      106
Selling, general and administrative .            2,096,885       175             2,009,926      236
Interest income . . . . . . . . . . . . . .         42,911         4                67,563        8
Net loss . . . . . . . . . . . . . . . . . .     1,829,923       153             1,996,552      235


         Sales decreased to $77,000 for the three-month period ended July 31, 1996 ("third fiscal quarter") as compared to $110,087 for the comparable period last year. As discussed above, in order to utilize satellite transmission technology as a means of updating its programming on UCTN, the Company retrofitted its existing systems installed at college and university campuses during the summer months of 1996. This retrofit required a shut down of the network for the summer, resulting in minimal sales during this period.

         Sales for nine-month period ended July 31, 1996 increased to $1,196,213 versus $849,989 for the comparable period last year. The increase was attributable to a combination of increased advertising by existing customers, adding new customers and increased advertising rates during the first half of the fiscal year. Even though sales during the summer months of 1996 were minimal, management anticipates sales to increase overall for the fiscal year ending October 31, 1996 ("Fiscal 1996"). Although the Company has agreements with national advertisers and has held discussions or had prior agreements with other national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising from the Company, or that future significant advertising revenues will ever be generated. A failure to significantly increase advertising revenues could have a material impact on the operations of the Company.

         The cost of sales decreased to $294,792 for the three months ended July 31, 1996 from $313,115 for the comparable period last year. Lower operating costs due to the shut-down of the network during most of the quarter was partially offset by costs associated with the preparation for the retrofitting of existing systems to receive satellite transmissions. The cost of sales increased to $972,162 for the nine-month periods ended July 31, 1996 from $904,178 for the comparable periods last year. The increase relates primarily to costs associated with the preparation for the conversion of UCTN to a satellite-delivered network.

         Selling, general and administrative expenses increased to $741,532 and $2,096,885 for the three and nine-month periods ended July 31, 1996, as compared to $654,791 and $2,009,926 for the same periods last year. Such increases for both the three and nine-month periods relate to a severance arrangement entered into during the third fiscal quarter, offset partially by decreased consulting fees. In addition, during the nine months ended July 31, 1996, advertising agency fees increased as a result of the increased sales during that period.

         Interest income increased by 23% to $31,925 for the third fiscal quarter as a result of the investment of the proceeds from the private placement described below. Interest income decreased to $42,911 for the nine-month period ended July 31, 1996 as compared to $67,563 for the comparable period last year. The decrease is attributed lower average cash levels during the first half of Fiscal 1996.

         The net loss for the third fiscal quarter reached $927,399, up from $831,818 for the comparable period last year, however the net loss for the nine-month period ended July 31, 1996 totaled $1,829,923 down from $1,996,552 for the comparable period last year. The Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue through Fiscal 1996. In order to reach the stage where the Company is profitable, the Company will need to continue to expand into additional college dining facilities. Furthermore, additional financing may be required to produce the additional systems necessary to reach profitable operating levels.

Financial Condition and Liquidity

         At July 31, 1996, the Company had working capital of $2,654,346. At such date, the Company's cash and cash equivalents totaled $2,885,921.

         Cash used in operations decreased to $950,884 during the nine months ended July 31, 1996 from $1,470,786 for the comparable period last year. The decrease is related primarily to cash flows generated by increased sales during the current fiscal year.

         Production of new systems during the first half of Fiscal 1996 was delayed in anticipation of UCTN converting to a satellite-delivered network during the summer of 1996. As a result, the Company sold equipment no longer needed for the satellite network, primarily at cost, and such sales exceeded property and equipment purchased for the nine months ended July 31, 1996 by
$69,392. Net purchases of property and equipment for the same period in the prior year was $171,992. The Company has contracted with an authorized distributor of IBM to provide hardware required to upgrade to a satellite-delivered network. Commitments for equipment to the IBM distributor totaled approximately $900,000 at July 31, 1996.

         Pursuant to the Private Placement on April 26, 1996 and May 28, 1996, the Company issued an aggregate of 4,914,293 shares of its Common Stock. The issuances resulted in net proceeds of $2,974,989, after payment of placement expenses and agent commissions. Management intends to use the proceeds to finance, in part, the Company's installation of new satellite transmission technology on its UCTN as well as provide the Company with additional working capital for operations. Management believes that the aggregate net proceeds received and funds expected to be generated from operations will provide the Company with sufficient working capital to sustain operations through at least the fiscal year ending October 31, 1996. Additional financing may be needed for the Company to continue to expand into additional college dining facilities required to reach profitable operating levels.

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

                                                 OTHER INFORMATION

Item     1. Legal Proceedings.
                    None.

Item     2. Changes in Securities.
                    None.

Item     3. Defaults Upon Senior Securities.
                    None.

Item     4. Submission of Matters to a Vote of Security-Holders.
         (a)      Special meeting held on July 30, 1996
         (b)      Not applicable
         (c)      Matters  Voted Upon
                  (1) Approving the change of the Company's name to UC Television Network Corp. For: 7,289,380; Against:
                           136,319;   Abstaining:   23,488
                  (2) Approving the increase of the authorized shares Company's Common Stock to 50,000,000 shares For:
                           6,730,472; Against: 467,128; Abstaining:  251,876
         (d)      Not applicable

Item     5. Other Information.
                    None.

Item     6. Exhibits and Reports on Form 8-K.
         (a) Exhibit 10 - Material Contracts - Employment Termination Agreement between the Registrant and Thom Kidrin, dated August 5, 1996.
                  Exhibit 27 - Financial Data Schedule
         (b) No reports on Form 8-K have been filed for the quarter for which this report is being filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  UC TELEVISION NETWORK CORP.
                                                        Registrant

Date: September 16, 1996                         /s/ Peter L. Kauff
                                                 ------------------
                                                 Peter L. Kauff
                                                 Chairman of the Board
                                                 (Principal Executive Officer)



Date: September 16, 1996                         /s/ Alan M. Pearl
                                                 -----------------
                                                 Alan M. Pearl
                                                 Chief Financial Officer,
                                                   Treasurer and Secretary
                                                   (Principal Accounting
                                                   and Financial Officer)