Form 10KSB
period 1996-10-31
UC TELEVISION NETWORK CORP
filed 1997-02-06
CIK 876013

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


[x]      ANNUAL REPORT UNDER SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended October 31, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________

                          Commission File No.: 0-19997


                           UC TELEVISION NETWORK CORP.
                      (FORMERLY LASER VIDEO NETWORK, INC.)
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


           Delaware                                              13-3557317
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


645 Fifth Avenue, East Wing, New York, New York                10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Issuer's telephone number: (212) 888-0617

Securities registered under Section 12(b) of the Exchange Act:

                                Title of Classes
                                ----------------

                          Common Stock, $.001 par value
                           Class A Redeemable Warrants
                           Class B Redeemable Warrants
                       Units (consisting of two shares of
                        Common Stock, one Class A Warrant
                            and one Class B Warrant)

Securities registered under Section 12(g) of the Exchange Act:  NONE

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes       [x]     No    [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $2,016,152

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1997 (computed by reference to the average bid and asked prices of such stock on January 31, 1997) was approximately $6,067,405.

     There were  10,984,857  shares of Common Stock  outstanding  at January 31,
1997.

     Transitional Small Business Disclosure Format (check one):

                  Yes    [ ]        No       [X]


     DOCUMENTS  INCORPORATED  BY  REFERENCE:  Certain  portions of  Registrant's definitive proxy statement with respect to its 1997 Annual Meeting of Stockholders to be filed, pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Exchange Act"), with the Commission within 120 days of the close of Registrant's fiscal year ended October 31, 1996, are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

     UC Television Network Corp., a Delaware corporation formerly known as Laser Video Network, Inc. (the "Company"), commenced operations in January 1991. The Company is a broadcasting company which owns and operates the UC Television Network ("UCTN"), a proprietary interactive commercial television network operating on college and university campuses, through single-channel television systems ("Systems") placed free of charge primarily in campus dining facilities and student unions. Substantially all of the Company's revenues are derived from advertising displayed on UCTN. At January 27, 1997 UCTN was installed or contracted for installtaion at approximately 226 locations at various colleges and universities throughout the United States. The Company believes UCTN currently reaches a viewership of approximately 587,000 daily impressions.

     The Company believes UCTN to be the largest college and university private commercial television network in the United States. UCTN is installed in many of the nation's largest colleges and universities, including among others: Penn State University, Michigan State University, Arizona State University, UCLA, Florida State University, Syracuse University, Georgia Tech University, North Carolina State University, University of Missouri, University of Kentucky, University of Alabama, Michigan State University and Rutgers University. There are approximately 3,600 colleges and universities in the United States. The Company's goal is to place UCTN in a significant number of these institutions.

     UCTN, which currently airs primarily music videos, is viewed over 25-inch television monitors strategically placed throughout the installation site to provide the highest degree of exposure. Each site is equipped with an interactive touch screen unit and from three to ten monitors. The System allows students to select from a wide variety of music videos or to view a pre-set format. In order to enhance the flexibility and program diversification of UCTN and to maintain its state-of-the-art appeal, the Company has replaced its existing CD-ROM technology by converting each System to receive programming directly through satellite transmission. Satellite delivery of programming is expected to commence in February 1997. Management believes satellite delivery will likely result in significant cost savings to the Company and will facilitate expanded programming opportunities, such as frequent updates of news, sports and campus current events, in addition to music videos. The Company has entered into an agreement with Turner Private Networks, Inc. to provide news and sports programming on UCTN.

     The Company derives its revenues from advertisers displaying their commercials on UCTN, with the Company presently allotting eight minutes of advertising available per hour. The Company believes UCTN is well-positioned to offer advertisers an inexpensive and effective way to reach a highly desirable audience: 18-25 year old students, with significant disposable income, a demographic group with proven attractiveness to national advertisers. Each advertiser's cost per thousand viewers ("CPM") on UCTN is substantially below that of national advertising in competing media, such as radio, television, MTV, campus newspapers or campus billboards. National advertisers on UCTN during fiscal 1996 included Burger King, Coca Cola, Discover Card, Gatorade, MasterCard, UPS, MGM, Virgin Records, RCA Records, Winter Harvest Records, Fine Line Pictures, New Line Cinema, Pontiac, Reebok, Twentieth Century Fox, Universal Pictures, Visa and Warner Brothers. Generally, the Company's mix of advertisers on CTN changes from time to time. The Company's revenues have grown from $705,413 in fiscal 1994, to $1,621,465 in fiscal 1995 and to $2,016,152 in fiscal 1996.

     The Company's overall strategy is to expand the number of institutions in which UCTN is being offered and to expand the number of advertisers. As additional institutions are added, the Company expects to be able to attract additional advertisers as well as be able to increase its CPM rate, which is currently significantly below that of other competing media. If the Company successfully meets these objectives, advertising revenues should grow significantly and enhance profitability. The Company also continues to explore other avenues where its interactive technology can be used (i.e., on-line sales, Internet sales, couponing and the sale of market research information collected by the touch screen).

The UC Television Network System

     UCTN is a private commercial television network airing the Company's programming on university and college campuses located throughout the United States. UCTN is installed in campus public areas such as dining facilities and student union areas and is designed to serve as background entertainment. The System is a single channel system offering only UCTN programming, which currently consists primarily of music videos. UCTN offers an advanced interactive marketing system which the Company believes is the first "out of home" network featuring "video on demand." Currently, each UCTN location is equipped with an interactive touch-screen monitor, a nine gigabyte hard drive, a Pentium class computer, a phone modem, and high performance speakers. In addition, three to ten dedicated 25-inch television monitors are strategically placed throughout the location to maximize the degree of exposure.

     In order to more effectively expand its programming to include national news, local campus news, sports, and comedy on a current basis, the Company has determined to switch to the use of satellite transmission, which the Company anticipates will commence in February 1997. The Company is in the process of completing the conversion of its entire network to a Hughes Direct PC satellite-delivered system. Management believes that a satellite-delivery system offers greater programming flexibility and allows for more specialized, regional advertising campaigns than its CD-ROM system.

Markets

     There are approximately 3,600 colleges and universities in the United States. The Company's goal is to place UCTN in a significant number of these institutions. As of January 27, 1997, UCTN was installed or contracted for installation in 226 locations throughout the country. Included among the institutions equipped with UCTN are Penn State University, Michigan State University, Arizona State University, UCLA, Florida State University, Syracuse University, Georgia Tech University, North Carolina State University, University of Missouri, University of Kentucky, University of Alabama, Michigan State University and Rutgers University.

     The Company markets its Systems principally to colleges and universities and to local operators responsible for dining facilities at targeted college or university campuses. The Company has one full-time employee who is responsible for marketing the Company's Systems to such institutions and local operators.

Advertising Revenues

     The Company derives its revenues from payments by advertisers for spots played on UCTN. The Company believes advertisers find the network's programming current and appealing, the campus dining hall setting with its captive audience desirable, and the System's interactive capability modern and innovative.

     UCTN is currently designed to offer sixteen 30-second commercials every hour. The Company expects that commercials will run on each System for approximately eight minutes per hour, and the Company is presently charging $55,000 for a network spot for a 30-second commercial which will run ten times a day. In both fiscal 1996 and 1995, approximately 33% of the network spots were sold.

     The Company's overall strategy contemplates three principal methods for increasing its advertising revenue, by(i) increasing audience size by adding institutions, (ii) increasing the number of advertisers and advertising spots sold to maximize the use of time available to be sold, (iii) increasing the CPM rate, which is currently well below that of competing media.

     Advertisers  during fiscal 1996 included Burger King,  Coca Cola,  Discover
Card, Gatorade, MasterCard, UPS, MGM, Virgin Records, RCA Records, Winter Harvest Records, Fine Line Pictures, New Line Cinema, Pontiac, Reebok, Twentieth Century Fox, Universal Pictures, Visa and Warner Brothers. VISA, Warner Brothers and Coca Cola accounted for 22%, 15% and 10%, respectively, of the Company's sales for fiscal 1996. No other advertiser represented more than 10% of the Company's sales for fiscal 1996.

Programming Content

     UCTN airs short-form entertainment, currently consisting primarily of music videos. The Company obtains music videos pursuant to written or oral licensing agreements with a number of the major music company labels which are represented by Sony, Warner/Electric/Atlantic, EMI, Polygram, MCA and BMG. Each of these agreements permits the Company to use the music videos for a modest annual fee, which fee, the Company believes, is not material to either the Company or the music companies.

     On November 5, 1996, the Company entered into a three-year agreement with Turner Private Networks, Inc. to provide news and sports programming on UCTN through December 31, 1999 at an aggregate cost of $890,095.

Upgrading, Installation and Maintenance

     The Company estimates that it will cost $13,000 to install a System using the Company's new satellite transmission technology in each new college or university location. The Company estimates that it will cost approximately $10,000 per month, plus $10 per location per month, for the Company to transmit 30 minutes of new programming per day (including uplink and downloading).

     Maintenance is currently provided by Wang Laboratories, Inc. at an aggregate cost of approximately $5,000 per month.

     Each System is installed, without charge to the institution, at designated locations agreed upon with the Company. Most of the installations are in the eastern part of the United States due to the significant number of colleges and universities located in such geographic area. The Company bears the costs of normal maintenance and replacement parts.

     The Company has obtained liability insurance which generally covers losses from fire, theft, vandalism and certain other events for each installed System. The Company pays a premium on a per machine basis and intends to expand coverage to newly produced machines each quarter. There can be no assurance that such insurance can be maintained at reasonable rates, or at all. Without such insurance, significant damage to a number of Systems could adversely affect the Company and its financial condition. To date, the Company has filed only one claim for losses.

     Of the 226 Systems contracted for as of January 27, 1997, 212 are presently installed throughout the United States at college and university campuses. The remaining Systems are expected to be installed by the start of the fall 1997 semester. System installation generally takes approximately 12 weeks. The Company is in the process of negotiating with independent third party suppliers who shall manufacture the equipment housing and assemble the Systems for approximately $1,200 per System. The Company believes that there are sufficient number of suppliers available.

     The components for each System are generally standard, and the Company believes, based on its past experience and discussions regarding proposals with various component part manufacturers and suppliers, that such components will be available from at least a few different sources. Based on the stated estimated mean time to failure provided by component part manufacturers and suppliers, the expected useful life for each System is approximately five years. The warranties for such components are generally for 12 months.

Competition

     UCTN competes for advertisers with many other forms of advertising targeting the 18-25 year-old market. These competing forms of advertising media include television, radio, print, direct mail and billboard. The Company is not aware of any other national television network specifically directed at college students. However, there is no assurance that someone with greater resources will not enter into the market, particularly because there are few proprietary characteristics with the business. The Company believes it can successfully compete against other forms of media because it offers an effective means of reaching a difficult to reach targeted audience at a low cost.

     The Company believes that the time required to secure each location is significant. The Company has already invested a great amount of time in securing its present locations.

Employees

     As of January 27, 1997, the Company employed 14 full-time salaried personnel, consisting of three management persons, one person responsible for placement of Systems, three operations persons, five administrative persons and two advertising salesperson. Although the Company expects to continue to hire employees to conduct and expand its operations, the Company also expects to use independent contractors to perform certain of the services required in connection with the production, installation and maintenance of the Systems. The responsibilities of the Company's operations and administrative personnel include conducting marketing and promotional activities, managing campus relations, and performing certain administrative and financial functions. Five of the Company's employees have employment agreements with the Company. The Company believes that its relationship with its employees is satisfactory.

Governmental Regulation

     Since UCTN is a private network and is not a direct live broadcast, the Company is not restricted by regulations of the Federal Communications Commission, network standards and practices or traditional format length and content restraints. The Company believes that the manner in which it presently conducts its business operations, and intends to conduct its business operations, including its licensing arrangements with record companies and agreements with location owners, is and will be in material compliance with all applicable laws.

Proprietary Information

     The Company believes that certain of its rights to, and uses of, its System may be protectable under applicable patent, copyright and proprietary information laws. There can be no assurance as to such fact or that others may not independently develop the same or similar technology on which the Company's System is based and thereafter directly compete with the Company. The Company intends to pursue copyright and trademark registrations as necessary. No assurance can be given, however, that its obtaining such coverage, even if it can do so, will afford the Company meaningful protection of any of its proprietary rights.


ITEM 2. DESCRIPTION OF PROPERTY.

     The Company presently has facilities in three locations: New York City, Boston and Medford, Massachusetts. The New York City facility is the Company's principal executive office out of which the Company conducts its marketing efforts, performs certain financial and administrative functions and develops and maintains campus and sponsor relations. The Boston office is primarily responsible for the Company's engineering and product development efforts. The Medford, Massachusetts facility is primarily used for warehousing the Systems and related spare parts.

     The Company currently leases approximately 2,200 square feet of space for its principal executive office in New York City and approximately 1,000 square feet of space for its office in Boston. The lease of the space in New York City terminates in March 1997. If this lease is not renewed, the Company does not anticipate any problems in finding suitable alternative space. The lease in Boston terminates in May 1997. In addition, the Company leases, on a month-to-month basis, 3,132 square feet of space for its warehouse facilities in Medford, Massachusetts. The aggregate monthly rental for these leased offices and facilities is currently approximately $12,435, and the Company's management believes that these facilities are adequate for its intended activities in the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party, nor to its knowledge threatened to be made a party, to any litigation or governmental proceeding which its management believes would, if adversely determined, result in any judgments or fines that would have a material adverse effect on the Company or its financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of fiscal year 1996, no matter was submitted to a vote of securityholders of the Company.

                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded and quoted under the symbol UCTN on The Nasdaq Stock Market's SmallCap Market ("Nasdaq"). The Company's Class A Warrants are also traded and quoted on Nasdaq under the symbol UCTNW. Prior to delisting, the Company's IPO Units and Class B Warrants were traded and quoted on Nasdaq under the symbols LVNIU and UCTNZ, respectively. Each IPO Unit consists of two shares of Common Stock, one Class A Warrant and one Class B
Warrant. Each of the 144,979 outstanding Class A Warrants entitles the holder thereof to purchase 1.3 shares of Common Stock and one Class B Warrant for an aggregate price of $4.60 (subject to adjustment) until June 10, 1997. Each of the 2,270,021 outstanding Class B Warrants entitles the holder thereof to purchase 1.3 shares of Common Stock for $6.91 (subject to adjustment) until June 10, 1997. The following table sets forth the high and low sales prices for the Common Stock, Class A Warrants, Class B Warrants and IPO Units, as quoted on Nasdaq, for the periods indicated. Quotations are interdealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                             Common Stock          Class A Warrants         Class B Warrants/1/         IPO Units/2/
                             ------------          ----------------         -----------------           ----------
                             High     Low             High      Low            High      Low            High     Low
                             ----     ---             ----      ---            ----      ---            ----     ---
Quarter ended
  January 31, 1995          5-1/4       1-7/8          3-1/4      15/16         1-3/8       7/32         16         4

Quarter ended
  April 30, 1995           5-5/16      2-9/16          3-3/4      2-5/8         2-1/2      15/16         17         8

Quarter ended
  July 31, 1995             4-1/4     1-11/16              4      1-5/8             3      1-3/8         16         4

Quarter ended
  October 31, 1995         2-7/16       31/32          2-1/4        7/8         1-3/8       7/32          6     3-1/2

Quarter ended
  January 31, 1996         2-3/32       15/16          1-1/2        3/4          9/16        1/4

Quarter ended
  April 30, 1996            1-1/2       15/16              1        3/4          9/32       5/32

Quarter ended
  July 31, 1996           1-23/32           1              1        1/2          9/32       1/16

Quarter ended
  October 31, 1996         1-9/16       27/32            1/2        1/2           1/8       1/32

--------
1        Delisted on January 8, 1997, due to low trading activity.
2        Delisted on August 25, 1995, due to low trading activity.

     As of January 31, 1997, the Company had 66 owners of record and, it believes, approximately 1,500 beneficial owners of its Common Stock.

     Since its inception, the Company has not paid any cash dividends on its Common Stock. No dividends may be paid to the holders of Common Stock prior to payment of dividends by the Company to the holders of its Series A Preferred Stock. The Company intends to retain future earnings, if any, that may be generated from the Company's operations to help finance the operations and expansion of the Company and accordingly does not plan, for the reasonably foreseeable future, to pay cash dividends to holders of the Common Stock. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Company's Board of Directors deem relevant.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's financial statements, beginning on page F-1, included elsewhere in this report.

Results of Operations

     The Company is an interactive multimedia company whose principal activities involve operating and marketing UCTN, a private commercial television network. As of January 27, 1997, UCTN was installed or contracted for installation in 226 locations in colleges and universities throughout the United States. Substantially all of its revenues are derived from advertising displayed on UCTN. The Company started operations in January 1991.

     In order to utilize satellite transmission technology as a means of updating its programming on UCTN, the Company retrofitted its existing Systems installed at college and university campuses during the summer months of 1996. This retrofit required a shut-down of UCTN for the summer, resulting in minimal sales during this period. Although installation of the satellite dishes at campus locations is continuing and system-wide satellite transmissions are not expected to commence until February 1997, UCTN resumed operations at the start of the fall 1996 semester. The existing Systems will continue to be updated via CD-ROM until the satellite transmissions commence.

     Because of the substantial cost to retrofit the existing Systems, the Company had delayed production of additional units until the new technolgy was available and field tests were completed. This delay, combined with the deinstallation of locations not suited to receive satellite transmissions, resulted in minimal growth of the network over the past year.

     The Company's sales are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company generates a significant portion of its sales during September through May and substantially less during the summer months when colleges and universities do not hold regular sessions.

     The following table sets forth certain financial data derived from the Company's statement of operations for the fiscal years ended October 31, 1996 ("Fiscal 1996"), October 31, 1995 ("Fiscal 1995") and October 31, 1994 ("Fiscal 1994"):

                                               Year Ended                   Year Ended                    Year Ended
                                            October 31, 1996             October 31, 1995              October 31, 1994
                                      ---------------------------- ----------------------------  ---------------------------
                                                          % of                          % of                         % of

                                              $           Sales             $          Sales            $            Sales
                                      ----------------  ---------  ---------------------------- ----------------- -----------
Sales . . . . . . . . . . . . . . . .    $  2,016,152       100%        $  1,621,465      100%     $     705,413       100%

Cost of sales . . . . . . . . . . . .       1,297,684         64           1,252,420        77          1,163,003      165
Selling, general and administrative .       2,837,331        141           2,947,498       182          2,545,680      361
Interest income . . . . . . . . . . .          67,411          3              84,066         5            92,586       13
Net loss . . . . . . . . . . . . . .        2,051,452        102           2,494,387       154          2,910,684      413

     Sales increased to $2,016,152 for Fiscal 1996 from $1,621,465 for Fiscal 1995 and $705,413 for Fiscal 1994. This represents a 24% increase over Fiscal 1995 and a 186% increase over Fiscal 1994. The Company's advertiser base increased to 19 advertisers during Fiscal 1996 and included Visa, Warner Brothers, Coca Cola, Universal Pictures, Discover Card, UPS and MasterCard. This compares to 17 advertisers during Fiscal 1995 and 7 during Fiscal 1994. In addition, the Company increased its advertising rates charged during Fiscal 1996. The Company anticipates continued sales growth during the year ending October 31, 1997 ("Fiscal 1997") by continuing to expand its advertiser base and by further increasing the amount charged for its advertising spots to reflect the anticipated increase in viewership. Although the Company has agreements with national advertisers and has held discussions or had prior agreements with other national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising time from the Company, or that future significant advertising revenues will ever be generated. A failure to significantly increase advertising revenues could have a material impact on the operations of the Company.

     Cost of sales totaled $1,297,684 for Fiscal 1996. This compares to $1,252,420 for Fiscal 1995 and $1,163,003 for Fiscal 1994. The increase in Fiscal 1996, due to costs associated with the planning of the retrofit to accommodate a satellite delivered system and increased costs to update the programming in the Systems, were substantially offset by a decrease in installation costs associated with a delay in new installations until the retrofit was completed and a decrease in depreciation expense related to the Company's use of accelerated depreciation. The increase in Fiscal 1995 over Fiscal 1994 relates directly to the increase of the installed base of UCTN. Cost of sales as a percentage of sales decreased to 64% in Fiscal 1996 from 77% and 165% in Fiscal 1995 and Fiscal 1994, respectively. Although cost of sales, which include costs associated with System installations, maintenance, network programming and System depreciation, is expected to continue to increase as additional locations are added, the trend of decreases as a percentage of sales is expected to continue because of added operating efficiencies.

     Selling, general and administrative ("SG&A") expenses decreased to $2,837,331 for Fiscal 1996 versus $2,947,498 for Fiscal 1995 and $2,545,680 for
Fiscal 1994. SG&A expenses as a percentage of sales decreased to 141% in Fiscal 1996 from 182% and 361% in Fiscal 1995 and Fiscal 1994, respectively. The Company made a concerted effort during Fiscal 1996 to maintain the same level of SG&A expense as in Fiscal 1995. Stock compensation expense of $165,249 was recognized in Fiscal 1995 as a result of an extension of a certain officer's stock option. The elimination of this expense in Fiscal 1996 more than offset the increased advertising agency fees, which is directly related to the sales growth. Increased advertising agency fees in Fiscal 1995 was the primarily the source of the increase over Fiscal 1994.

     In February 1994, the fair market value of the Company's Common Stock exceeded $5.50 per share for ten consecutive trading days and, therefore, options issued to certain officers of the Company under the Company's 1990 Performance Equity Plan, representing 37,134 shares of Common Stock, became exercisable. Compensation expense relating to these options of $202,195 in Fiscal 1994 have been recorded as SG&A expense.

     Interest income continued to decrease to $67,411 for Fiscal 1996 as compared to $84,066 for Fiscal 1995 and $92,586 for Fiscal 1994. The decreases are a result of a combination of lower interest rates and lower average cash balances.

     The Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue in Fiscal 1997. The net loss decreased by 18% to $2,051,452 for Fiscal 1996 as compared to a net loss of $2,494,387 for Fiscal 1995. The Company incurred a net loss of $2,910,684 for Fiscal 1994. The decrease in the Fiscal 1996 and 1995 net losses over their respective previous years is primarily attributed to increased sales while a large portion of costs associated with the operation of UCTN remained relatively fixed.

In order to reach the stage where the Company is profitable, it is expected that additional financing will be required to fund the Company's planned expansion.

Financial Condition and Liquidity

     At October 31, 1996, the Company had working capital of $1,495,008. At such date, the Company's cash and cash equivalents totaled $1,158,738.

     Pursuant to a private placement offering, the Company issued an aggregate of 4,914,293 shares of its Common Stock at $.70 per share on April 26, 1996 and May 28, 1996. The offering resulted in net proceeds of $2,939,288, after payment of placement expenses and agent commissions. Under this private placement, warrants to purchase an additional 4,914,293 shares of its Common Stock were also issued. The warrants, which are exercisable at $1.29 per share, will expire five years from the issue date. The Company has registered the shares of Common Stock issued pursuant to this private placement and the shares of Common Stock to be issued upon exercise of the warrants. Cash provided during Fiscal 1996 was primarily from this private placement.

     On January 30, 1995, the Company issued, through a private placement offering, 500,000 shares of its Common Stock at $2.8125 per share. The issuance resulted in net proceeds of $1,246,232 after payment of placement expenses and agent commissions. On March 13, 1995, the Company issued, through a private placement offering, 250,000 additional shares of its Common Stock at $2.45 per share. The issuance resulted in net proceeds of $554,630 after payment of placement expenses and agent commissions. Cash provided during Fiscal 1995 was primarily from these private placements ($1,800,862) and net proceeds of short-term investments ($745,297).

     Cash used in operations decreased to $1,486,530 in Fiscal 1996 from $2,202,910 in Fiscal 1995, primarily as a result of the increase in sales while expenses remained relatively fixed. Management believes that positive cash flow from operations can be achieved with approximately 200 installed locations, provided, however, that national advertisers agree to purchase at least 12 commercial spots for a period of eight months per year at the Company's current rates. Each spot represents a 30-second commercial displayed each hour during normal operating hours on all available entertainment systems. Such level of revenues represents approximately 75% of potential capacity. The Company's sales in both Fiscal 1996 and Fiscal 1995 represented approximately 33% of capacity. There are no assurances that such required level of revenues can be achieved and if such level is achieved, that positive cash flow would result.

     Purchases of property and equipment, net of the sale of obsolete equipment, increased to $941,227 in Fiscal 1996 from $307,472 in Fiscal 1995 due to the conversion of UCTN to a satellite delivered network. Installation of new Systems during Fiscal 1996 was minimal as a result of the retrofitting of the existing systems.

     The Company executed an equipment rental agreement with Hughes Network Systems on November 22, 1996. The agreement calls for the installation of 200 systems for receiving satellite transmissions with payments aggregating $328,032 over a three year period. At the end of such period, the Company may purchase the equipment for $1.00.

     As previously discussed, the Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue in Fiscal 1997. In order to reach the stage where the Company is profitable, it is expected that additional financing will be required to fund the Company's planned expansion. The Company is expected to seek additional financing, however, there can be no assurance that such financing will be obtained and if so, on terms favorable to the Company.

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


ITEM 7. FINANCIAL STATEMENTS.

     See the financial statements and notes related thereto, beginning on page F-1, included elsewhere in this report.


ITEM 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
         ACCOUNTING  AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.

     Information with respect to Item 9 is set forth in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") and is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION.

     Certain information with respect to Item 10 is set forth in the 1997 Proxy Statement and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to Item 11 is set forth in the 1997 Proxy Statement and is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit No.
-----------

        3.1  -   Composite Amended and Restated Certificate of
                 Incorporation of the Registrant.
        3.2  -   By-Laws of the Registrant (incorporated herein by
                 reference to Exhibit 3.2 to the Registrant's
                 Registration Statement on Form S-1 (No. 33-44935), as
                 amended, declared effective on June 10, 1992 (the
                 "Form S-1")).
        4.1  -   Form of Unit  Purchase  Option  (incorporated  herein by
                 reference to Exhibit 4.1 to the Form S-1).
        4.2  -   Form of the Warrant Agreement (with Warrant
                 Certificates) between the Registrant and the
                 Underwriter (incorporated herein by reference to
                 Exhibit 4.2 to the Form S-1).
        4.3      - Specimen  certificates  representing  Class A  Warrants,
                 Class B Warrants and Common Stock (incorporated  herein by reference to Exhibit 4.3 to the Form S-1).
        4.4  -   Certificate of Designations, Rights and Preferences of
                 Series A Redeemable Preferred Stock, as amended
                 (incorporated herein by reference to Exhibit 3.3 to
                 the Form S-1).
        4.5  -   Form of Series A Preferred Stock Certificate
                 (incorporated herein by reference to Exhibit 10.8 to
                 the Form S-1).
       10.1  -   Amended and Restated Employment Agreement and Stock
                 Option Agreements, dated as of November 1, 1991,
                 between the Registrant and Peter Kauff (incorporated
                 herein by reference to Exhibit 10.1 to the Form S-1).
       10.2  -   Registrant's 1990 Performance Equity Plan
                 (incorporated herein by reference to Exhibit 10.4 to
                 the Form S-1).
       10.3  -   Employment Agreement and Stock Option Agreements,
                 dated as of September 16, 1992, between the Registrant and Alan Pearl (incorporated herein by reference to Exhibit 10.3 to the Registrant's Annual Report on Form
                 10-KSB for the fiscal year ended October 31, 1992).
       10.4 -    Employment Agreement and Stock Option Agreements,
                 dated as of September 8, 1992, between the Registrant and Richard Vogel (incorporated herein by reference to Exhibit 10.19 to the Registrant's Post-Effective
                 Amendment No. 1 to the Form S-1, filed on August 26,
                 1993).
       10.5      - Registrant's  Outside  Directors' 1994 Stock Option Plan
                 (incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1994, filed on January 30, 1995 (the "1994 Form 10-KSB")).
       10.6 -    Amendment Agreement to Employment Agreement, dated as
                 of February 1, 1994, between the Registrant and Peter
                 Kauff (incorporated herein by reference to Exhibit
                 10.16 to the 1994 Form 10-KSB).
       10.7 -    Registrant's 1996 Stock Incentive Plan (incorporated
                 herein by reference to Exhibit A to the Registrant's definitive proxy statement with respect to its 1996
                 Annual Meeting of Stockholders on Form 14A, filed on
                 July 1, 1996 (the "1996 Proxy Statement").
       10.8 -    Registrant's Outside Directors' 1996 Stock Option Plan
                 (incorporated herein by reference to Exhibit B to the 1996 Proxy Statement).
       10.9 -    Second Amendment Agreement to Employment Agreement,
                 dated as of October 1, 1995, between the Registrant and Peter Kauff (incorporated herein by reference to Exhibit 10.18 to the Registrant's Annual Report on
                 Form 10-KSB for the fiscal year ended October 31, 1995
                 (the "1995 Form 10-KSB").
       10.10 -   Amendment Agreement to Employment Agreement, dated as
                 of September 8, 1995, between the Registrant and Richard Vogel (incorporated herein by reference to Exhibit 10.19 to the 1995 Form 10-KSB).
       10.11 -   Amendment Agreement to Employment Agreement, dated as
                 of September 16, 1995, between the Registrant and Alan
                 Pearl (incorporated herein by reference to Exhibit
                 10.20 to the 1995 Form 10-KSB).
       10.12 -   Employment Agreement, dated as of January 1, 1996,
                 between the Registrant and Thomas Gatti.
       10.13 -   Employment Agreement, dated August 1, 1996, between
                 the Registrant and Robert Douglas.
       10.14 -   Third Amendment Agreement to Employment Agreement,
                 dated as of September 12, 1996, between the Registrant and Peter Kauff.
       10.15 -   Second  Amendment  Agreement  to  Employment  Agreement,
                 dated as of September 12, 1996, between the Registrant and Alan Pearl.
       10.16  -  Programming Agreement,  dated as of November 5, 1996, by and between the Registrant and Turner Private Networks, Inc.
       10.17  -  Equipment  Rental  Agreement,  dated  November 22, 1996, between the Registrant and Hughes Network Systems, Inc., doing business as DirecPC.

         27  -   Financial Data Schedule

--------------------

(b)      Reports on Form 8-K.

         None.

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 3, 1997                             UC TELEVISION NETWORK CORP.



                                             By:  /s/ Peter Kauff
                                                  ---------------
                                                  Peter Kauff
                                                  Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                                  Date
---------                    -----                                  ----

/s/ Peter Kauff              Chairman of the                   February 3, 1997
---------------              Board; and Director
Peter Kauff                  (Principal Executive
                             Officer)

/s/ Alan Pearl
--------------               Chief Financial                   February 3, 1997
Alan Pearl                   Officer; Treasurer;
                             and Secretary (Princi-
                             pal Accounting and
                             Financial Officer)


 /s/ Stephen Roberts          Director                         February 3, 1997
-------------------
Stephen Roberts


/s/ Edward McLaughlin
----------------------       Director                          February 3, 1997
Edward McLaughlin


/s/ Edward Weinberger        Director                          February 3, 1997
---------------------
Edward Weinberger

                           UC TELEVISION NETWORK CORP.
                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

Report of Independent Auditors                                               F-2

Balance Sheet as at October 31, 1996                                         F-3

Statements of Operations for the years ended October 31, 1996
  and October 31, 1995                                                       F-4

Statements of Changes in Stockholders' Equity for the years
 ended October 31, 1996 and October 31, 1995                                 F-5

Statements of Cash Flows for the years ended October 31, 1996
 and October 31, 1995                                                        F-6

Notes to Financial Statements                                                F-7

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
UC Television Network Corp.
New York, New York


         We have audited the accompanying balance sheet of UC Television Network Corp. (formerly Laser Video Network, Inc.) as at October 31, 1996 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of UC Television Network Corp. at October 31, 1996 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.


                                       /s/ Richard A. Eisner & Company, LLP

New York, New York
January 13, 1997

                           UC TELEVISION NETWORK CORP.
                                  BALANCE SHEET
                                October 31, 1996

                                     ASSETS

Current assets:
   Cash and cash equivalents ...............................   $1,158,738
   Accounts receivable .....................................      761,796
   Prepaid expenses ........................................       91,324
   Other current assets ....................................       18,530
                                                               ----------
          Total current assets .............................    2,030,388

Property and equipment, net ................................    1,641,456
Other assets ...............................................        7,040
                                                               ----------

          TOTAL ............................................   $3,678,884
                                                               ==========

                                   LIABILITIES

Current liabilities:
    Accounts payable and accrued expenses ..................   $  533,461
    Dividends payable ......................................        1,919
                                                               ----------
          Total current liabilities ........................      535,380
                                                               ----------

Redeemable preferred stock .................................        3,333
                                                               ----------

Commitments and contingencies

                              STOCKHOLDERS' EQUITY

Capital stock:
  Preferred stock - $.001 par; authorized
     500,000 shares; none issued
  Common stock - $.001 par; authorized 50,000,000 shares;
     issued and outstanding 10,929,157 shares ..............        10,929
Additional paid in capital .................................    14,846,451
Accumulated deficit ........................................   (11,717,209)
                                                              ------------
          Total stockholders' equity .......................     3,140,171
                                                              ------------

          TOTAL ............................................  $  3,678,884
                                                              ============

The accompanying notes are an integral part of the financial statements.

                           UC TELEVISION NETWORK CORP.
                            STATEMENTS OF OPERATIONS



                                                    Year Ended
                                                    October 31,
                                       ---------------------------------
                                             1996                1995
                                       ------------------ --------------


Sales ....................................  $ 2,016,152    $ 1,621,465
                                            -----------    -----------

Cost of sales ............................    1,297,684      1,252,420

Selling, general and administrative ......    2,837,331      2,947,498

Interest income ..........................      (67,411)       (84,066)
                                            -----------    -----------

                                              4,067,604      4,115,852
                                            -----------    -----------

NET LOSS .................................  $(2,051,452)   $(2,494,387)
                                            ===========    ===========


Loss per share ...........................  $     (0.25)   $     (0.44)


 Weighted average number of
    common shares outstanding ............    8,335,007      5,739,898

The accompanying notes are an integral part of the financial statements.

                           UC TELEVISION NETWORK CORP.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                 Additional
                                                                            Common Stock           Paid-In
                                                                        Shares       Amount        Capital         (Deficit)
                                                                    -------------- ----------- ---------------- -----------------
Balance - November 1, 1994                                              5,204,764      $5,205       $9,903,746      ($7,171,370)

Proceeds from private placement offerings - net of expenses . .           750,000         750        1,800,112

Proceeds from Class A Warrant exercise . . . . . . . . . . . . . .            100                          450

Stock compensation expense  . . . . . . . . . . . . . . . . . . .                                      165,429

Preferred stock dividends declared  . . . . . . . . . . . . . . .                                       (9,801)

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                                    (2,494,387)
                                                                    -------------- ----------- ---------------- -----------------

Balance - October 31, 1995                                              5,954,864       5,955       11,859,936       (9,665,757)

Proceeds from private placement offerings - net of expenses . .         4,914,293       4,914        2,934,374

Issuance of Common Stock for services . . . . . . . . . . . . . .          60,000          60           59,940

Preferred stock dividends declared  . . . . . . . . . . . . . . .                                       (7,799)

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                                    (2,051,452)
                                                                    -------------- ----------- ---------------- -----------------

BALANCE - OCTOBER 31, 1996                                             10,929,157     $10,929      $14,846,451     ($11,717,209)
                                                                    ============== =========== ================ =================


The accompanying notes are an integral part of the financial statements.

                           UC TELEVISION NETWORK CORP.
                            STATEMENTS OF CASH FLOWS

                                                                                                Year Ended
                                                                                                October 31,
                                                                                   --------------------------------------
                                                                                           1996                 1995
                                                                                   ------------------      --------------
   Cash flows from operating activities:
      Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  (2,051,452)     $   (2,494,387)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .             443,556             578,386
          Write down of certain entertainment equipment components . . . . . . .              31,794              12,508
          Issuance of Common Stock for services  . . . . . . . . . . . . . . . .              60,000
          Compensation expense relating to nonqualified stock options  . . . . .                                 165,429
          Changes in operating assets and liabilities:
            Increase in accounts receivable  . . . . . . . . . . . . . . . . . .            (118,138)           (459,981)
            Decrease (increase) in prepaid expenses and other assets . . . . . .              11,200
                                                                                                                   (116)
            Increase (decrease) in accounts payable and accrued expenses . . . .             136,510             (4,749)
                                                                                   ------------------  ------------------

              Net cash used in operating activities  . . . . . . . . . . . . . .          (1,486,530)         (2,202,910)
                                                                                   ------------------  ------------------

   Cash flows from investing activities:
      Purchases of property and equipment . . . . . . . . . . . . . . . . . . .           (1,265,497)           (307,472)
      Proceeds from sale of obsolete components . . . . . . . . . . . . . . . .              324,270
      Proceeds from short-term investments. . . . . . . . . . . . . . . . . . .                                1,250,000
      Purchases of short-term investments . . . . . . . . . . . . . . . . . . .                                 (504,703)
                                                                                   ------------------  ------------------

              Net cash provided by (used in) investing activities . . . . . . .             (941,227)            437,825
                                                                                   ------------------  ------------------

   Cash flows from financing activities:
     Net proceeds from private placement offerings. . . . . . . . . . . . . . .            2,939,288           1,800,862
     Redemption of redeemable preferred stock (including dividends of
        $51,883 in 1996 and $1,387 in 1995). . . . . . . . . . . . . . . . . . .            (145,217)             (4,720)
     Net proceeds from exercise of Class A Warrants  . . . . . . . . . . . . . .
                                                                                                                     450
                                                                                   ------------------  ------------------

              Net cash provided by financing activities. . . . . . . . . . . . .           2,794,071           1,796,592
                                                                                   ------------------  ------------------

   NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .             366,314              31,507

   Cash - beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .              792,424             760,917
                                                                                   ------------------  ------------------

   CASH AND CASH EQUIVALENTS - END OF PERIOD. . . . . . . . . . . . . . . . . .        $   1,158,738       $     792,424
                                                                                   ==================  ==================

The accompanying notes are an integral part of the financial statements.

                           UC TELEVISION NETWORK CORP.
                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company and its Significant Accounting Policies:

     [1]  The Company:

     UC Television Network Corp., formerly Laser Video Network, Inc. ("the Company"), is a broadcasting company which owns and operates the UC Television Network ("UCTN"), a proprietary interactive commercial television network operating on college and university campuses, through single-channel television systems placed primarily in campus dining facilities and student unions.
Substantially all of the Company's revenues are derived from advertising displayed on UCTN. At October 31, 1996, the Company had an installed base of approximately 200 entertainment systems at various colleges and universities throughout the United States.

     The Company has incurred substantial losses since inception and anticipates losses to continue through 1997 although at a reduced rate. During fiscal 1996, the Company raised approximately $2.9 million in a private placement offering and had a significant increase in sales and decrease in cash used in operations from the prior year. The Company anticipates a further increase in sales in 1997 and expects to seek additional financing for its planned expansion. There is no assurance that either will occur and, if not, the Company will have to modify its expansion plans and reduce operating costs. However, the Company believes it will have sufficient working capital to continue its operations through October 31, 1997.

     [2] Depreciation and amortization:

     Property and  equipment,  stated at cost,  are  depreciated  by accelerated
methods  over  their  estimated   useful  lives  of  five  years  for  completed
interactive entertainment equipment and five to seven years for other assets.

     [3]  Revenue recognition

     The Company's principal sales are derived from advertising displayed on UCTN. Advertising sales are reflected in income during the period advertising is aired. For the year ended October 31, 1996, approximately 47% of sales were derived from advertising sold to three customers, $440,000, $302,500 and $210,000. For the year ended October 31, 1995, approximately 26% of sales were derived from advertising sold to two customers, such sales for the year totaled $247,500 and $171,500.

     The Company's revenues are affected by the pattern of seasonally common to most school-related businesses. Historically, the Company generates a significant portion of its revenues during the period of September through May and substantially less revenues during the summer months when colleges and universities do not hold regular classes. Furthermore, the Company retrofitted its existing systems during the summer months of 1996 in order to be able to utilize satellite transmission technology as a means of updating its programming on UCTN. This retrofit required a shut down of the network, resulting in minimal sales during this period.

     [4]  Statements of cash flows:

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. Such investments often exceed the FDIC limits or are not covered by insurance.

     [5]  Estimates and assumptions:

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

     [6]  Loss per share:

     Loss per common share is based on the weighted average number of common shares outstanding and gives effect to a 10% preferred stock dividend.


(NOTE B) - Property and Equipment:

     Property and equipment consist of the following:

       Entertainment systems, completed . . . . . . . . . . .     $3,003,647
       Entertainment systems, in progress  . . .                     279,774
       Machinery and equipment . . . . . . . . . . . . . . .         162,062
       Furniture and fixtures  . . . . . . . . . . . . . . .          41,603
                                                                   3,487,086
       Less accumulated depreciation
         and amortization . . . . . . . . . . . . . . . . .        1,845,630
                                                                   ---------

         Total  . . . . . . . . . . . . . . . . . . . . . .       $1,641,456
                                                                  ==========

(NOTE C) -Redeemable Preferred Stock:

              The Company's redeemable preferred stock has no voting rights and has a liquidation preference equal to $1.00 per share plus accrued and unpaid dividends. The stock is redeemable at any time, at the option of either the Company or the holder thereof. Of the 1,500,000 shares originally authorized, 3,333 shares were issued and outstanding at October 31, 1996. Dividends, accrued at 10%, totaled $7,799 for fiscal 1996 of which $1,919 was payable at October 31, 1996.

(NOTE D) - Stockholders' Equity:

     [1]  Issuance of Common Stock

     Pursuant to a private placement offering, the Company issued an aggregate of 4,914,293 shares of its Common Stock at $.70 per share on April 26, 1996 and May 28, 1996. The offering resulted in net proceeds of $2,939,288, after payment of placement expenses and agent commissions. Under this private placement, warrants to purchase an additional 4,914,293 shares of its Common Stock were also issued. The warrants, which are exercisable at $1.29 per share, will expire five years from the issue date. The Company has registered the shares of Common Stock issued and to be issued pursuant to this private placement. In conjunction with the private placement, an option was issued to the placement agent to purchase units representing up to 491,428 shares of Common Stock at $.70 per share. With each share purchased, the placement agent will receive a warrant to purchase one share of Common Stock for $1.29. Such option expires on April 25, 2001.

     On January 30, 1995, the Company issued, through a private placement offering, 500,000 additional shares of its Common Stock at $2.8125 per share. The issuance resulted in net proceeds of $1,246,232 after payment of placement expenses and agent commissions. On March 13, 1995, the Company issued, through a private placement offering, 250,000 additional shares of its Common Stock at $2.45 per share. The issuance resulted in net proceeds of $554,630 after payment of placement expenses and agent commissions.

     [2]  Warrants:

     At October 31, 1996, the Company had outstanding 144,979 Redeemable Class A Warrants and 2,270,021 Redeemable Class B Warrants. The holder of each Class A Warrant is entitled to purchase 1.3 shares of Common Stock and one Class B Warrant at an exercise price of $4.60. The holder of each Class B Warrant is entitled to purchase 1.3 shares of Common Stock at an exercise price of $6.91. The Warrants are subject to redemption by the Company, upon not less than 30 days written notice, at a price of $.05 per warrant, provided that the average of the closing bid prices of the Common Stock for any 30 consecutive business days within five business days of the date on which notice of redemption is given exceeds $6.75 with respect to Class A Warrants and $9.75 with respect to Class B Warrants. Both Class A and Class B Warrants expire on June 10, 1997.

     [3]  Unit Purchase Option:

     At October 31, 1996, there was an outstanding Unit Purchase Option to purchase up to 133,988 units (each unit consisting of two shares of Common Stock, one Class A Warrant and one Class B Warrant) at $7.05 per unit which had been granted to the underwriters of the Company's initial public offering. Such option expires on June 10, 1997.

     [4]  Performance Equity Plan:

     Under the Company's Performance Equity Plan, the Company has reserved an aggregate of 464,164 shares of its common stock for issuance to its officers and key employees, consultants and independent contractors in the form of long-term performance-based stock and/or other equity interests in the Company.

     A summary of nonqualified stock option transactions under the Performance Equity Plan is as follows:

                                          Number of          Exercise Price
                                            Shares              per Share
Outstanding -
  October 31, 1994 . . . . . . .           275,291             $.43-$4.06
Granted . . . . . . . . . . . . .          221,500             $1.36-$3.00
Canceled . . . . . . . . . . . .           (37,133)               $.43
                                           --------
Outstanding -
  October 31, 1995 . . . . . . .           459,658             $.43-$4.06
Canceled . . . . . . . . . . . .           (37,133)               $.43
Expired  . . . . . . . . . . . .           (20,000)              $4.06
                                           -------
Outstanding -
  October 31, 1996 . . . . . . .           402,525             $.43-$3.00
                                           =======

     Of the 402,525 options outstanding at October 31, 1996, 243,025 are currently exercisable. The remaining options are exercisable through 1999.

     The expiration date of options to purchase 125,325 shares of Common Stock issued to a certain officer of the Company was extended from December 31, 1996 to September 30, 1998 to coincide with the expiration of an extension of such officer's employment agreement. Compensation expense related to the extension of $165,429 has been recorded as selling, general and administrative expense during the year ended October 31, 1995. At October 31, 1996, 61,639 shares of Common Stock were available for future grants.

     [5]  Stock Incentive Plan:

     The 1996 Stock Incentive Plan was approved by stockholders on March 20, 1996. Under the Company's Stock Incentive Plan, the Company has reserved an aggregate of 500,000 shares of its common stock for issuance to its officers, key employees and consultants in the form of stock options and/or other forms of equity interests in the Company. During fiscal 1996, options for 304,766 shares were granted at exercise prices of ranging from $1.00 to $1.44 per share. Of the 304,766 options outstanding at October 31, 1996, 104,266 are currently exercisable. The remaining options are exercisable through 2000. At October 31, 1996, 195,234 shares of Common Stock were available for future grants.

     [6]  Outside Directors' Stock Option Plan

     The Outside Directors' 1996 Stock Option Plan ("Directors' Plan") was approved by stockholders on March 20, 1996. Under the Directors' Plan, the Company has reserved an aggregate of 150,000 shares of its common stock for issuance to its non-employee Directors. Upon stockholder adoption of the Directors' Plan, the only eligible outside Director was granted options to acquire 20,000 shares of the Company's common stock at the market price on the date of the grant. Upon initial election to the board, subsequent eligible Directors receive an option to purchase 10,000 shares. Eligible Directors are granted an additional 10,000 shares each February 14 provided they have served on the Board at least six months as of that date. Such option grants are vested ratably over a four year period. (NOTE D) - Stockholders' Equity: (Continued)

     During fiscal 1996, options for 30,000 shares were granted to outside Directors at an exercise price of $1.19 per share. At October 31, 1996, 120,000 shares of Common Stock were available for future grants.

     [7]  Other Stock Options

     During fiscal 1996, non-qualified options to purchase 337,500 shares of Common Stock at an exercise price of $1.31 per share were granted to a certain officer of the Company. The options are exercisable through 2000, however no options were exercisable at October 31, 1996.


(NOTE E) - Commitments and Contingencies:

     [1]  Employment agreements:

     The Company has employment agreements with four officers and an employee. The agreements call for minimum base salaries for the years ending October 31, 1997, 1998, 1999, 2000 and 2001 of approximately $688,594, $494,583, $360,000,
$250,000 and $41,667, respectively. The agreement with one of the officers also provide for bonuses in the aggregate of up to 5% of the pre-tax income of the Company.

     [2]  Leases:

     The Company leases certain of its office facilities under two operating leases, expiring in 1997. Rent expense amounted to $146,426 and $141,315 for the year ended October 31, 1996 and October 31, 1995, respectively. The minimum annual rental payments for the year ending October 31, 1997 is $56,250.

     [3]  Contingencies:

     In connection with the Company's acquisition of the rights to and inventory of video jukeboxes in 1991, the Company agreed to pay Larry Abrams and Wendl Thomis, two former stockholders of the seller, an aggregate of $100,000, one-half being payable at such time as the Company's net pre-tax income equals at least $500,000, and the balance being payable at such time as the Company has an additional $500,000 in net pre-tax earnings.

     [4]  Subsequent Events

     On November 5, 1996, the Company signed an agreement with Turner Private Networks, Inc. to provide news and sports programming on UCTN during the period from January 1, 1997 to December 31, 1999 for a aggregate cost of $890,095, payable in equal installments during the term of the agreement after an initial payment of $30,000.

     The Company executed an equipment rental agreement with Hughes Network Systems on November 6, 1996. The agreement calls for the installation of 200 systems for receiving satellite transmissions with payments aggregating $328,032 over a three year period. At the end of such period, the Company may purchase the equipment for $1.00.


(NOTE F) - Income Taxes:

     At October 31, 1996, the Company has net operating loss carryforwards of approximately $10,750,000 expiring through the year 2011. Due to ownership changes, utilization of approximately $1,200,000 of the net operating loss carryforwards is limited to approximately $300,000 per year. The Company has not yet determined whether the shares issued in the private placement in April and May 1996 will result in further limitations upon use of its net operating loss carryforwards as of such dates.

     The components of the deferred income tax assets arising under FASB Statement No. 109 were as follows as at October 31, 1996:

        Deferred tax assets:
          Net operating loss carryforwards . . . . . . .        $   3,648,000
          Expenses not currently deductible  . . . . . .              337,000
          Less valuation allowance . . . . . . . . . . .            (3,985,000)
                                                                --------------

                         Balance . . . . . . . . . . . .        $     -0-
                                                                ==============

     The change in the valuation allowance in the years ended October 31, 1996 and October 31, 1995 was $698,000 and $885,000, respectively, which was principally attributable to the benefit from the increase in the net operating loss carryforwards for such years.

(NOTE G) - Related Party Transaction:

     During fiscal 1996, the Company paid commissions and fees of approximately $96,000 to a related party.