Form 10QSB
period 1997-01-31
UC TELEVISION NETWORK CORP
filed 1997-03-17
CIK 876013

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

Quarterly  report under Section 13 or 15 (d) of the  Securities  Exchange Act of
1934

For the quarterly period ended January 31, 1997

                         Commission file number 0-19997

                          UC TELEVISION NETWORK CORP.
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

                                 (212) 888-0617
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [x]           No  [ ]

Number of shares of common stock outstanding as of March 13, 1996:  10,984,857

Transitional Small Business Disclosure Format (check one):  Yes  [ ] No  [x]

                           UC TELEVISION NETWORK CORP.

                                  BALANCE SHEET
                                January 31, 1997
                                   (Unaudited)

                                     ASSETS

Current assets:
   Cash and cash equivalents ..................................   $    601,722
   Accounts receivable ........................................        700,063
   Prepaid expenses ...........................................         71,440
   Other current assets .......................................         19,541
                                                                  ------------
          Total current assets ................................      1,392,766

Property and equipment, net ...................................      1,649,457
Other assets ..................................................          7,320
                                                                  ------------

          TOTAL ...............................................   $  3,049,543
                                                                  ============

                                   LIABILITIES
 Current liabilities:
    Accounts payable and accrued expenses .....................   $    431,854
    Dividends payable .........................................          2,003
                                                                  ------------
     Total current liabilities ................................        433,857
                                                                  ------------

Redeemable preferred stock ....................................          3,333
                                                                  ------------

Commitments and contingencies

                              STOCKHOLDERS' EQUITY
Capital stock:
   Redeemable preferred stock - $.001 par;
     authorized 1,500,000 shares; issued and
     outstanding 3,333 shares (liquidation value - $3,333 )
  Preferred stock - $.001 par; authorized
     500,000 shares; none issued
  Common stock - $.001 par; authorized 50,000,000 shares;
     issued and outstanding 10,984,857 shares .................         10,985
Additional paid in capital ....................................     14,870,263
Accumulated deficit ...........................................    (12,268,895)
                                                                  ------------
          Total stockholders' equity ..........................      2,612,353
                                                                  ------------

          TOTAL ...............................................   $  3,049,543
                                                                  ============

The accompanying notes are an integral part of the financial statements.

                           UC TELEVISION NETWORK CORP.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended
                                                                     January 31,
                                                    ----------------------------------------------
                                                             1997                    1996
                                                    -----------------------  ---------------------

Sales. . . . . . . . . . . . . . . . . . . .                   $   507,500             $  290,963
                                                    -----------------------  ---------------------

Cost of sales. . . . . . . . . . . . . . . .                       426,541                369,416

Selling, general and administrative. . . . .                       642,763                666,763

Interest income. . . . . . . . . . . . . . .                      (10,118)                (6,551)
                                                    -----------------------  ---------------------

                                                                 1,059,186              1,029,628
                                                    -----------------------  ---------------------

NET LOSS. . . . . . . . . . . . . . . . . .                   $  (551,686)            $ (738,665)
                                                    =======================  =====================


Loss per share . . . . . . . . . . . . . . .                 $      (0.05)           $     (0.12)


 Weighted average number of
    common shares outstanding. . . . . . . .                    10,947,925              5,968,886


The accompanying notes are an integral part of the financial statements.

                           UC TELEVISION NETWORK CORP.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                            January 31,
                                                                                ----------------  -------------
                                                                                       1997            1996
                                                                                ----------------  -------------
Cash flows from operating activities:
   Net loss ....................................................................  $  (551,686)    $ (738,665)
   Adjustments to reconcile net loss to net cash (used in)
     operating activities:
       Depreciation and amortization ...........................................      175,201         98,347
       Issuance of common stock for services ...................................                      30,000
       Changes in operating assets and liabilities:
         Decrease in accounts receivable .......................................       61,733        316,897
         Decrease in prepaid expenses and other current assets .................       18,873         10,603
         Increase (decrease) in accounts payable and accrued expenses ..........     (101,607)       220,022
                                                                                  -----------      ---------

           Net cash used in operating activities ...............................     (397,486)       (62,796)
                                                                                  -----------      ---------

Cash flows used in investing activities:
   Purchases of property and equipment .........................................     (183,482)       (28,544)
                                                                                  -----------      ---------

           Net cash generated in investing activities ..........................     (183,482)       (28,544)
                                                                                  -----------      ---------

Cash flows from (used in) financing activities:
   Proceeds from exercise of employee stock options ............................       23,952
   Deferred issuance costs .....................................................                     (83,755)
                                                                                  -----------      ---------

           Net cash provided by (used in) financing activities .................       23,952        (83,755)
                                                                                  -----------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ......................................     (557,016)      (175,095)

Cash and cash equivalents - beginning of period ................................    1,158,738        792,424
                                                                                  -----------      ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD ......................................  $   601,722      $ 617,329
                                                                                  ===========      =========

The accompanying notes are an integral part of the financial statements.

                           UC TELEVISION NETWORK CORP.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended October 31, 1996 included in the Annual Report as filed on Form 10-KSB with the United States Securities and Exchange Commission.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The results of operations for the three months ended January 31, 1997 are not necessarily indicative of the results of operations for the full fiscal year ending October 31, 1997.

NOTE (A) - The Company:

         UC Television Network Corp., formerly Laser Video Network, Inc. ("the Company"), is a broadcasting company which owns and operates the UC Television Network ("UCTN"), a proprietary interactive commercial television network operating on college and university campuses, through single-channel television systems placed primarily in campus dining facilities and student unions.
Substantially all of the Company's revenues are derived from advertising displayed on UCTN. At January 31, 1997, UCTN was installed or contracted for installation at approximately 227 locations in various colleges and universities throughout the United States.

         The Company's revenues are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company generates a significant portion of its revenues during the period of September through May and substantially less revenues during the summer months when colleges and universities do not hold regular classes.


NOTE (B) - Commitments and Contingencies:

         On November 5, 1996, the Company signed an agreement with Turner Private Networks, Inc. to provide news and sports programming on UCTN during the period from January 1, 1997 to December 31, 1999 for a aggregate cost of $890,095, payable in equal installments during the term of the agreement after an initial payment of $30,000.

         The Company executed an equipment rental agreement with Hughes Network Systems on November 6, 1996. The agreement calls for the installation of 200 systems for receiving satellite transmissions with payments aggregating $328,032 over a three year period. At the end of such period, the Company may purchase the equipment for $1.00. This arrangement will be classified as a capital lease at such time the equipment is placed into service.

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

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's financial statements appearing elsewhere in this report. Information contained or incorporated by reference in this report contains "forward looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved.

RESULTS OF OPERATION

         The Company is a broadcasting company whose principal activities involve operating and marketing UCTN, a private commercial television network. At January 31, 1997, UCTN was installed or contracted for installation at approximately 227 locations in various colleges and universities throughout the United States. Substantially all of its revenues are derived from advertising displayed on UCTN.

         The Company's revenues are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company generates a significant portion of its revenues during the period of September through May and substantially less revenues during the summer months when colleges and universities do not hold regular classes.

         The following table sets forth certain financial data derived from the Company's statement of operations for the three months ended January 31, 1997 ("1st Quarter 1997") and January 31, 1996 ("1st Quarter 1996"):

                                                Three Months Ended             Three Months Ended
                                                 January 31, 1997               January 31, 1996
                                         ------------------------------- ---------------------------
                                                                % of                        % of
                                                  $             Sales             $         Sales
                                         ------------------  ----------- --------------- -----------

Sales . . . . . . . . . . . . . . . . . . .   $    507,500      100%       $    290,963      100%
Cost of sales . . . . . . . . . . . . . . .        426,541       84             369,416      127
Selling, general and administrative . . . .        642,763      127             666,763      229
Interest income . . . . . . . . . . . . . .         10,118        2               6,551       2
Net loss . . . . . . . . . . . . . . . . .         551,686      109             738,665      254

         Sales increased by 74% to $507,500 for 1st Quarter 1997 from $290,963 for the comparable period last year. Increased commitments from existing customers combined with new customers was the primary source of this increase. The Company anticipates continued sales growth during the year ending October 31, 1997 ("Fiscal 1997"), with advertising commitments for Fiscal 1997 as of February 28, 1997 at approximately 75 percent above commitments for Fiscal 1996 at the same date last year. Although the Company has agreements with national advertisers and has held discussions or had prior agreements with other national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising from the Company, or that future significant advertising revenues will ever be generated. A failure to significantly increase advertising revenues could have a material impact on the operations of the Company.

         The cost of sales increased to $426,541 for 1st Quarter 1997 from $369,416 for the same period last year, however it decreased as a percentage of sales to 84% for 1st Quarter 1997 from 127% for the same period last year. The increase over the prior year is primarily attributed to increased depreciation expense relating to the retrofit of existing systems to utilize satellite transmission technology.

         Selling, general and administrative expenses decreased to $642,763 for 1st Quarter 1997 versus $666,763 for the same period last year. Fees and commissions based on a percentage of sales are generally paid to agencies representing advertisers on UCTN. An increase in advertising agency fees and commissions, a direct result of increased sales, was more than offset by a decrease in professional fees.

         Interest income increased to $10,118 for 1st Quarter 1997 as compared to $6,551 for the same period last year. The increase is attributed to higher average cash levels during 1st Quarter 1997.

         The net loss decreased to $551,686 for 1st Quarter 1997 as compared to a net loss of $738,665 for the same period last year. In order to reach the stage where the Company is profitable, the Company will need to continue to expand into additional college dining facilities. Furthermore, additional financing may be required to produce the additional systems necessary to reach profitable operating levels.


FINANCIAL CONDITION AND LIQUIDITY

         At January 31, 1997, the Company had working capital of $958,909. At such date, the Company's cash and cash equivalents totaled $601,722.

         Cash used in operations increased to $397,486 during the 1st Quarter 1997 from $62,796 for the comparable period last year. The increase was primarily related to the timing of collections of accounts receivable and payments of accounts payable.

         Purchases of property and equipment increased to $183,482 during 1st Quarter 1997 from $28,544 during 1st Quarter 1996 due to the ongoing conversion of UCTN to a satellite delivered network. Installation of new systems during 1st Quarter 1996 was minimal as a result of the anticipated retrofitting of the network.

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

         The Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue in Fiscal 1997. In order to reach the stage where the Company is profitable, it is expected that additional financing will be required to fund the Company's planned expansion. The Company is expected to seek additional financing, however, there can be no assurance that such financing will be obtained and if so, on favorable terms to the Company.

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

                                OTHER INFORMATION

Item 1.            Legal Proceedings.
                   None.

Item 2.            Changes in Securities.
                   None.

Item 3.            Defaults Upon Senior Securities.
                   None.

Item 4.            Submission of Matters to a Vote of Security-Holders.
                   None.

Item 5.            Other Information.
                   None.

Item 6.            Exhibits and Reports on Form 8-K.
                   (a)      Exhibit 27 - Financial Data Schedule
                   (b) No reports on Form 8-K have been filed for the quarter for which this report is being filed.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UC TELEVISION NETWORK CORP.
                                               Registrant



Date: March 17, 1997                    /s/ Peter L. Kauff
                                        ------------------
                                         Peter L. Kauff
                                         Chairman of the Board
                                         (Principal Executive Officer)



Date: March 17, 1997                    /s/ Alan M. Pearl
                                        -----------------
                                         Alan M. Pearl
                                         Chief Financial Officer, Secretary and
                                           Treasurer (Principal Accounting
                                           and Financial Officer)