Form 10QSB
period 1997-04-30
UC TELEVISION NETWORK CORP
filed 1997-06-16
CIK 876013

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of
1934

For the quarterly period ended April 30, 1997
                               --------------

                         Commission file number 0-19997
                                                -------

                          UC TELEVISION NETWORK CORP.
                        -------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


          Delaware                                               13-3557317
          --------                                              ------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                     909 Third Avenue, New York, NY  10022
                  -------------------------------------------
                   (Address of Principal Executive Offices)

                                (212) 980-6600
                                --------------
                (Issuer's Telephone Number, Including Area Code)

       Former address: 645 Fifth Avenue - East Wing, New York, NY  10022
       -----------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
     -  ----

Number of shares of common stock outstanding as of June 11, 1997:  40,075,766

   Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                      ---  -



                          UC TELEVISION NETWORK CORP.

                                 BALANCE SHEET
                                April 30, 1997
                                  (Unaudited)

                                    ASSETS

Current assets:
   Cash and cash equivalents............  $    602,025
   Accounts receivable..................       811,008
   Receivable from U-C Holdings L.L.C...    16,200,000
   Prepaid expenses.....................        46,130
   Other current assets.................        30,341
                                        --------------
          Total current assets..........    17,689,504

Property and equipment, net.............     1,676,505
Other assets............................         7,320
                                        --------------
          TOTAL.........................  $ 19,373,329
                                        ==============

LIABILITIES

 Current liabilities:
    Current portion of obligations        $     80,130
     under capital leases...............
    Accounts payable and accrued             1,179,224
     expenses...........................
    Dividends payable...................         2,083
     Total current liabilities..........     1,261,437
                                        --------------

Obligations under capital leases........       115,416
                                        --------------

Redeemable preferred stock..............         3,333
                                        --------------

Commitments and contingencies

STOCKHOLDERS' EQUITY

Capital stock:
  Preferred stock - $.001 par;
   authorized
     500,000 shares; none issued
  Common stock - $.001 par; authorized
   50,000,000 shares;
     issued and outstanding 40,075,766          40,076
      shares............................
Additional paid in capital..............    30,321,452
Accumulated deficit.....................   (12,368,385)
                                        --------------
          Total stockholders' equity....    17,993,143
                                        --------------
          TOTAL.........................  $ 19,373,329
                                        ==============


The accompanying notes are an integral part of the financial statements.

                          UC TELEVISION NETWORK CORP.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  Three Months Ended                Six Months Ended
                                                       April 30,                        April 30,
                                              ----------------------------------------------------------
                                                  1997         1996               1997          1996
                                              ------------  -------------     -------------  -----------
Sales................................         $ 1,153,925   $  828,250        $ 1,661,425    $1,119,213
                                              -----------   ----------        -----------    ----------
Cost of sales........................             478,504      307,954            905,045       677,370

Selling, general and administrative..             788,276      688,590          1,431,039     1,355,353

Interest expense.....................               6,686                           6,686

Interest income......................             (20,051)      (4,435)           (30,169)      (10,986)
                                              -----------   ----------        -----------    ----------
                                                1,253,415      992,109          2,312,601     2,021,737
                                              -----------   ----------        -----------    ----------
NET LOSS.............................         $   (99,490)  $ (163,859)       $  (651,176)   $ (902,524)
                                              ===========   ==========        ===========    ==========

Loss per share.......................              ($0.01)      ($0.03)            ($0.06)       ($0.15)


 Weighted average number of
    common shares outstanding........          12,619,178    6,119,785         11,783,552     6,044,335


   The accompanying notes are an integral part of the financial statements.

                          UC TELEVISION NETWORK CORP.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                               Six Months Ended
                                                                                    April 30,
                                                                           ---------------------------
                                                                                1997          1996
                                                                           --------------  -----------
Cash flows from operating activities:
   Net loss............................................................... $   (651,176)   $ (902,524)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization......................................      372,934       197,396
       Issuance of common stock for services..............................                     30,000
       Changes in operating assets and liabilities:
         Increase in accounts receivable..................................      (49,212)       (7,130)
         Decrease in prepaid expenses and other current assets............       33,383        39,521
         Increase in other assets.........................................         (280)
         Increase (decrease) in accounts payable and accrued expenses.....      (73,877)      196,771
                                                                           ------------    ----------
           Net cash used in operating activities..........................     (368,228)     (445,966)
                                                                           ------------    ----------


Cash flows from investing activities:

   Purchases of property and equipment....................................     (407,983)       (7,478)
                                                                           ------------    ----------
   Proceeds from sale of equipment........................................                     22,125
                                                                           ------------    ----------

           Net cash provided by (used in) investing activities............     (407,983)       14,647


Cash flows from financing activities:
   Proceeds from sale of common stock.....................................   16,223,952     1,761,968
   Transfer of proceeds from sale of common stock to Escrow Agent.........  (16,200,000)

   Increase in capitalized lease obligations..............................      195,546
                                                                           ------------    ----------


           Net cash provided by financing activities......................      219,498     1,761,968
                                                                           ------------    ----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................     (556,713)    1,330,649


Cash - beginning of period................................................    1,158,738       792,424
                                                                           ------------    ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD................................. $    602,025    $2,123,073
                                                                           ============    ==========

   The accompanying notes are an integral part of the financial statements.

                          UC TELEVISION NETWORK CORP.
                          ---------------------------

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

     The results of operations for the three months ended April 30, 1997 are not necessarily indicative of the results of operations for the full fiscal year ending October 31, 1997.

NOTE (A) - The Company:
-----------------------

     UC Television Network Corp. ("the Company") is a broadcasting company which owns and operates the UC Television Network ("UCTN"), a proprietary interactive commercial television network operating on college and university campuses, through single-channel television systems placed primarily in campus dining facilities and student unions. Substantially all of the Company's revenues are derived from advertising displayed on UCTN. At April 30, 1997, UCTN was installed or contracted for installation at approximately 214 locations in various colleges and universities throughout the United States.

     The Company's revenues are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company generates a significant portion of its revenues during the period of September through May and substantially less revenues during the summer months when colleges and universities do not hold regular classes.


NOTE (B) - Private Placement:
-----------------------------

     Pursuant to the terms of a purchase agreement dated as of April 25, 1997 between the Company and U-C Holdings, L.L.C., a Delaware limited liability company (the "Purchaser"), for an aggregate purchase price of $16,200,000, the Company issued to the Purchaser 29,090,909 shares of Common Stock and a Class C Warrant to purchase 3,863,662 shares of Common Stock for $.55 per share. In addition, the Company and the Purchaser entered into certain equity protection agreements to protect the Purchaser's percentage ownership interest in the Company from dilution from third party exercises of outstanding warrants and options to acquire the Company's Common Stock. Such agreements provide the purchaser with the right to acquire additional shares of the Company's Common Stock. All of the purchase price was not actually delivered to the Company until May 12, 1997, due to an escrow arrangement and certain payment terms.

     At April 30, 1997, the purchase price of $16,200,000 was classified as Receivable from U-C Holdings, L.L.C. and expenses related to this private placement of $719,639 were accrued and included with Accounts Payable and Accrued Expenses.

NOTE (C) - Commitments and Contingencies:
-----------------------------------------

     The Company executed an equipment rental agreement with Hughes Network Systems on November 6, 1996. The agreement calls for the installation of 200 systems for receiving satellite transmissions with payments aggregating $328,032 over a three year period. At the end of such period, the Company may purchase the equipment for $1.00. A total of $195,546 have been classified as capital lease obligations, representing equipment placed into service through April 30, 1997.

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

RESULTS OF OPERATION

     The Company is a broadcasting company whose principal activities involve operating and marketing UCTN, a private commercial television network. At April 30, 1997, UCTN was installed or contracted for installation at approximately 214 locations in various colleges and universities throughout the United States. Substantially all of its revenues are derived from advertising displayed on UCTN.

     The Company's revenues are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company generates a significant portion of its revenues during the period of September through May and substantially less revenues during the summer months when colleges and universities do not hold regular classes.

     The following table sets forth certain financial data derived from the Company's statement of operations for the three and six months ended April 30, 1997 and April 30, 1996:

                                                         Three Months Ended
                                                         ------------------
                                                  April 30, 1997           April 30, 1996
                                                -------------------      ------------------
                                                               % of                    % of
                                                     $        Sales          $        Sales
                                                -----------   ------     ----------   -----
Sales..................................          $1,153,925    100%      $  828,250    100%
Cost of sales..........................             478,504     41          307,959     37
Selling, general and administrative .               788,276     68          688,590     83
Interest expense.......................               6,686      -                       -
Interest income........................              20,051      2            4,435      -
Net loss...............................              99,490      9          163,859     20

                                                          Six Months Ended
                                                         ------------------
                                                  April 30, 1997           April 30, 1996
                                                -------------------      ------------------
                                                               % of                    % of
                                                     $        Sales          $        Sales
                                                -----------   ------     ----------   -----
Sales..................................          $1,661,425    100%      $1,119,213    100%
Cost of sales..........................             905,045     55          677,370     61
Selling, general and administrative .             1,431,039     86        1,355,353    121
Interest expense.......................               6,686                              -
Interest income........................              30,169      2           10,986      1
Net loss...............................             651,176     39          902,524     81

     Sales increased to $1,153,925 and $1,661,425 for the three and six-month periods ended April 30, 1997, respectively, versus $828,250 and $1,119,213 for the comparable periods last year. Increased commitments from existing customers combined with new customers were the primary sources of this increase. The Company anticipates continued sales growth during the year ending October 31, 1997 ("Fiscal 1997"), with advertising commitments for Fiscal 1997 as of May 31, 1997 at approximately 55 percent above commitments for Fiscal 1996 at the same date last year.

     The cost of sales increased to $478,504 and $905,045 for the three and six-month periods ended April 30, 1997, respectively, from $307,959 and $677,370 for the comparable periods last year. The increase over the prior year is primarily attributed to increased depreciation expense relating to the retrofit of existing systems to utilize satellite transmission technology. Additional programming costs were incurred during the three months ended April 30, 1997 ("2nd Quarter 1997") with the commencement of news and sports programming provided by Turner Private Networks, Inc. in April 1997.

     Selling, general and administrative expenses increased to $788,276 and $1,431,039 for the three and six-month periods ended April 30, 1997, respectively, as compared to $688,590 and $1,355,353 for the comparable periods last year. Fees and commissions, based on a percentage of sales, are generally paid to agencies representing advertisers on UCTN. Increases in advertising agency fees and commissions during the three and six month periods ended April 30, 1997 is directly attributable to the increased sales over the same period.

     Interest expense related to an equipment rental agreement with Hughes Network Systems totaled $6,686 for the 2nd Quarter 1997. Interest income increased to $20,051 and $30,169 for the three and six-month periods ended April 30, 1997, respectively, as compared to $4,435 and $10,986 for the comparable periods last year. The increase is related to proceeds from the private placement described below.

     The net loss decreased to $99,490 and $651,176 for the three and six-month periods ended April 30, 1997, down from $163,859 and $902,524 for the comparable periods last year. The Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue in Fiscal 1997. In order to reach the stage where the Company is profitable, the Company will need to continue to expand into additional college dining facilities. The Company plans to use the proceeds of the private placement described below to expand its network and advertiser base. To achieve these objectives, the Company expects to add additional personnel and incur additional costs for improved programming and equipment for new locations in advance of recognizing additional revenues. Management anticipates the financial results to be impacted by these additional expenditures through at least the end of the current fiscal year.


FINANCIAL CONDITION AND LIQUIDITY

     At April 30, 1997, the Company had working capital of $16,428,067. At such date, the Company's cash and cash equivalents totaled $602,025.

     Cash used in operations decreased to $368,228 during the six months ended April 30, 1997 from $445,966 for the comparable period last year. The decrease is primarily related to increased sales.

     Purchases of property and equipment increased to $407,983 during the six months ended April 30, 1997 from $7,478 for the comparable period last year due to the ongoing conversion of UCTN to a satellite delivered network. Installation of new systems during the first six months of Fiscal 1996 were minimal as a result of the anticipated retrofitting of the network.

     Pursuant to the terms of a purchase agreement dated as of April 25, 1997 between the Company and U-C Holdings, L.L.C., a Delaware limited liability company (the "Purchaser"), for an aggregate purchase price of $16,200,000, the Company issued to the Purchaser 29,090,909 shares of Common Stock and a Class C Warrant to purchase 3,863,662 shares of Common Stock for $.55 per share. In addition, the Company and the Purchaser entered into certain equity protection agreements to protect the Purchaser's percentage ownership interest in the Company from dilution from third party exercises of outstanding warrants and options to acquire the Company's Common Stock. Such agreements provide the purchaser with the right to acquire additional shares of the Company's Common Stock. All of the purchase price was not actually delivered to the Company until May 12, 1997, due to an escrow arrangement and certain payment terms. The net proceeds of this private placement of approximately $15,480,000 is expected to be used, among other things, to expand the network and the advertiser base by adding additional personnel, improving the programming shown on the network and acquiring additional equipment for new locations. Management believes that this private placement will be sufficient to finance the planned expansion, however there is no assurance that the Company will achieve its anticipated revenue levels or profitability.

PART II

                               OTHER INFORMATION

Item 1.    Legal Proceedings.
                  None.

Item 2.    Changes in Securities.

           (c) (1) See Note B to the financial statements regarding sale of securities to U-C Holdings, L.L.C.
                  (2) No underwriter fees were paid in connection with such sale.
                  (3) Exempt from registration under Sections 506 of Regulation D in Section 4 (2) of the Securities Act of 1933.

Item 3.    Defaults Upon Senior Securities.
                  None.

Item 4.    Submission of Matters to a Vote of Security-Holders.
           (a)    Annual meeting held on April 8, 1997
           (b)    Election of Directors:
                  (1)    Peter Kauff          For: 9,547,447; Withheld: 141,402
                  (2)    Stephen Roberts      For: 9,550,447; Withheld: 138,402
                  (3)    Edward McLaughlin    For: 9,550,447; Withheld: 138,402
                  (4)    Edward Weinberger    For: 9,546,447; Withheld: 142,402
           However, in connection with the private placement discussed in Note B to the Financial Statements, Messrs. McLaughlin and Weinberger resigned as Directors, effective April 24, 1997. Jason Elkin, Joseph Gersh, John Dobson, Avy Stein and Beth Johnston were appointed as Directors, effective May 12, 1997.
           (c)    Matter Voted Upon
                         Appointment of Richard A. Eisner & Company as independent auditor
                            For: 9,535,747; Against: 82,950; Abstaining: 70,152

Item 5.    Other Information.
                  None.

Item 6.    Exhibits and Reports on Form 8-K.
                  (a) Exhibit 27 - Financial Data Schedule
                  (b) A report on Form 8-K dated April 25, 1997 disclosed a
                      change in control of the Company. No other reports on Form 8-K have been filed for the quarter for which this report is being filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UC TELEVISION NETWORK CORP.
                                         Registrant



Date: June 16, 1997                 /s/ Jason B. Elkin
                                    ----------------------------------
                                    Jason B. Elkin
                                    Chief Executive Officer and
                                    Chairman of the Board
                                    (Principal Executive Officer)



Date: June 16, 1997                 /s/ Alan M. Pearl
                                    ----------------------------------
                                    Alan M. Pearl
                                    Chief Financial Officer, Secretary and
                                    Treasurer (Principal Accounting
                                    and Financial Officer)