Form 10QSB
period 1997-07-31
UC TELEVISION NETWORK CORP
filed 1997-09-15
CIK 876013

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of
1934

For the quarterly period ended July 31, 1997
                               -------------

                         Commission file number 0-19997
                                                -------

                              UC TELEVISION NETWORK CORP.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


            Delaware                                         13-3557317
 -------------------------------                        -------------------
 (State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

                     909 Third Avenue, New York, NY  10022
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (212) 980-6600
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes  X    No
    ---      ---

Number of shares of common stock outstanding as of September 9, 1997:
40,075,766

   Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                   ---    ---


                          UC TELEVISION NETWORK CORP.
                                 BALANCE SHEET
                                 July 31, 1997

                                    ASSETS
Current assets:
   Cash and cash equivalents...............................  $ 15,134,920
   Short-term investments..................................        45,877
   Accounts receivable.....................................       473,483
   Prepaid expenses........................................        35,275
   Other current assets....................................        21,956
                                                             ------------
          Total current assets.............................    15,711,511

Property and equipment, net................................     1,741,257
Other assets...............................................        13,258
                                                             ------------
          TOTAL............................................  $ 17,466,026
                                                             ============

                                  LIABILITIES

 Current liabilities:
    Current portion of obligations under capital leases....  $    107,866
    Accounts payable and accrued expenses..................       659,121
    Dividends payable......................................         2,168
     Total current liabilities.............................       769,155
                                                             ------------
Obligations under capital leases...........................       119,218
                                                             ------------
Redeemable preferred stock.................................         3,333
                                                             ------------

Commitments and contingencies

                             STOCKHOLDERS' EQUITY

Capital stock:
  Preferred stock - $.001 par; authorized
     500,000 shares; none issued
  Common stock - $.001 par; authorized 100,000,000 shares;
     issued and outstanding 40,075,766 shares..............        40,076
Additional paid in capital.................................    30,241,844
 Accumulated deficit.......................................   (13,707,600)
                                                             ------------
          Total stockholders' equity.......................    16,574,320
                                                             ------------
          TOTAL............................................  $ 17,466,026
                                                             ============

The accompanying notes are an integral part of the financial statements.

                                               UC TELEVISION NETWORK CORP.
                                                STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                            Three Months                      Nine Months
                                               Ended                             Ended
                                              July 31,                         July 31,
                                    ---------------------------     ----------------------------
                                        1997            1996            1997             1996
                                    -----------     -----------     -----------      -----------
Sales...............................$   149,083     $    77,000     $ 1,810,508      $ 1,196,213
                                    -----------     -----------     -----------      -----------

Cost of sales.......................    561,111         294,792       1,466,157          972,162

Selling, general and administrative.  1,132,374         741,532       2,563,413        2,096,885

Interest expense....................        948                           7,634

Interest income.....................   (206,136)        (31,925)       (236,305)         (42,911)
                                    -----------     -----------     -----------      -----------
                                      1,488,297       1,004,399       3,800,899        3,026,136
                                    -----------     -----------     -----------      -----------

NET LOSS............................$(1,339,214)    $  (927,399)    $(1,990,391)     $(1,829,923)
                                    ===========     ===========     ===========      ===========

Loss per share......................     $(0.03)         $(0.09)         $(0.09)          $(0.25)

 Weighted average number of
    common shares outstanding....... 40,075,766      10,327,416      21,214,290        7,472,029

The accompanying notes are an integral part of the financial statements.

                                          UC TELEVISION NETWORK CORP.
                                           STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                            Nine Months Ended
                                                                                July 31,
                                                                       -----------    -----------
                                                                           1997            1996
                                                                       -----------    -----------
Cash flows from operating activities:
   Net loss............................................................$(1,990,391)   $(1,829,923)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization...................................    589,435        299,445
       Write down of certain entertainment equipment...................                    34,705
       Changes in operating assets and liabilities:
         Decrease in accounts receivable...............................    288,313        464,396
         Decrease in prepaid expenses and other current assets.........     56,049         66,295
         Decrease (increase) in other assets...........................     (9,644)         8,092
         Increase (decrease) in accounts payable and accrued expenses..    125,660        (23,466)
                                                                       -----------    -----------

           Net cash used in operating activities.......................   (940,578)      (980,456)
                                                                       -----------    -----------

Cash flows used in investing activities:
   Purchases of property and equipment.................................   (689,236)      (240,016)
   Proceeds from sale of obsolete components...........................                   309,408
   Purchases of short-term investments.................................    (45,877)
                                                                       -----------    -----------

           Net cash provided by (used in) investing activities.........   (735,113)        69,392
                                                                       -----------    -----------

Cash flows from financing activities:
   Net proceeds from issuance of common stock.......................... 15,424,789      2,974,989
   Increase in capitalized lease obligations...........................    227,084
                                                                       -----------    -----------

           Net cash provided by financing activities................... 15,651,873      2,974,989
                                                                       -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS.............................. 13,976,182      2,063,925

Cash - beginning of period.............................................  1,158,738        792,424
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD..............................$15,134,920    $ 2,856,349
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

  The results of operations for the nine months ended July 31, 1997 are not necessarily indicative of the results of operations for the full fiscal year ending October 31, 1997.

NOTE (A) - The Company:
----------------------

     UC Television Network Corp. ("the Company") is a broadcasting company which owns and operates the College Television Network ("CTN"), a proprietary interactive commercial television network operating on college and university campuses, through single-channel television systems placed primarily in campus dining facilities and student unions. Substantially all of the Company's revenues are derived from advertising displayed on CTN. At July 31, 1997, CTN was installed or contracted for installation at approximately 250 locations in various colleges and universities throughout the United States.

     The Company's revenues are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company generates a significant portion of its revenues during the period of September through May and substantially less revenues during the summer months when colleges and universities do not hold regular classes.


NOTE (B) - Private Placement:
----------------------------

     Pursuant to the terms of a purchase agreement dated as of April 25, 1997 between the Company and U-C Holdings, L.L.C., a Delaware limited liability company (the "Purchaser"), for an aggregate purchase price, net of issuance costs, of $15,424,789, the Company issued to the Purchaser 29,090,909 shares of Common Stock and a Class C Warrant to purchase 3,863,662 shares of Common Stock for $.55 per share. In addition, the Company and the Purchaser entered into certain equity protection agreements to protect the Purchaser's percentage ownership interest in the Company from dilution from third party exercises of outstanding warrants and options to acquire the Company's Common Stock. Such agreements provide the purchaser with the right to acquire additional shares of the Company's Common Stock.

NOTE (C) - Commitments and Contingencies:
----------------------------------------

  On July 1, 1997, the Company entered into an agreement with 360, Inc. to develop and execute marketing and promotional programs for the Company. The initial term of the agreement is one year with fees aggregating $390,000 during that period. After the initial term, the agreement will continue on a month-to-month basis and may be canceled by either party upon 60 days written notice.

     The Company executed an equipment rental agreement with Hughes Network Systems on November 6, 1996. The agreement calls for the installation of 200 systems for receiving satellite transmissions with payments aggregating $328,032 over a three year period. At the end of such period, the Company may purchase the equipment for $1.00. A total of $227,084 has been classified as capital lease obligations, representing equipment placed into service through July 31, 1997.

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

RESULTS OF OPERATION

  The Company is a broadcasting company whose principal activities involve operating and marketing CTN, a private commercial television network. At July 31, 1997, CTN was installed or contracted for installation at approximately 250 locations in various colleges and universities throughout the United States. Substantially all of its revenues are derived from advertising displayed on CTN.

  The Company's revenues are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company generates a significant portion of its revenues during the period of September through May and substantially less revenues during the summer months when colleges and universities do not hold regular classes.

  The following table sets forth certain financial data derived from the Company's statement of operations for the three and nine months ended July 31, 1997 and July 31, 1996:

                                                  Three Months Ended
                                                  -------------------
                                         July 31, 1997            July 31, 1996
                                    ---------------------    ----------------------
                                               $                        $
                                    ---------------------    ----------------------

Sales...............................              149,083                  $ 77,000
Cost of sales.......................              561,111                   294,792
Selling, general and administrative             1,132,374                   741,532
 .
Interest expense....................                  948                         -
Interest income.....................              206,136                    31,925
Net loss............................            1,339,214                   927,399

                                                         Nine Months Ended
                                                         -----------------
                                      July 31, 1997                   July 31, 1996
                                    ----------------------------    ----------------------------
                                                           % of                           % of
                                            $             Sales             $             Sales
                                    ----------------   ---------    ----------------------------

Sales...............................       1,810,508         100%          1,196,213         100%
Cost of sales.......................       1,466,157          81             972,162          81
Selling, general and administrative        2,563,413         142           2,096,885         175
 .
Interest expense....................           7,634           -                   -           -
Interest income.....................         236,305          13              42,911           3
Net loss............................       1,990,391         110           1,829,923         153

  Sales increased to $149,083 and $1,810,508 for the three and nine-month periods ended July 31, 1997, respectively, versus $77,000 and $1,196,213 for the comparable periods last year. Increased commitments from existing customers combined with new customers were the primary sources of this increase. The Company anticipates continued sales growth during the year ending October 31, 1997 ("Fiscal 1997"), with advertising commitments for Fiscal 1997 as of August 31, 1997 at approximately 50 percent above commitments for Fiscal 1996 at the same date last year.

  The cost of sales increased to $561,111 and $1,466,157 for the three and nine-month periods ended July 31, 1997, respectively, from $294,792 and $972,162 for the comparable periods last year. The increase over the prior year is primarily attributed to increased depreciation expense relating to the retrofit of existing systems to utilize satellite transmission technology and preventative maintenance performed at all sites during the summer of 1997. Additional programming costs were also incurred during Fiscal 1997 with the commencement of news and sports programming provided by Turner Private Networks, Inc. in April 1997.

  Selling, general and administrative expenses increased to $1,132,374 and $2,563,413 for the three and nine-month periods ended July 31, 1997, respectively, as compared to $741,532 and $2,096,885 for the comparable periods last year. The Company has added additional personnel during the three month period ended July 31, 1997 as part of its effort to increase its network and advertiser base. A significant portion of the increase in selling, general and administrative expenses for the three and nine month periods ended July 31, 1997 was related to additional payroll, benefits and other associated expenditures as a result of the increase in employees. In addition, fees and commissions based on a percentage of sales, generally paid to agencies representing advertisers on CTN, increased during the three and nine month periods ended July 31, 1997. These increases were directly attributed to increased sales over the same periods.

  Interest expense related to an equipment rental agreement with Hughes Network Systems totaled $948 for the 3rd Quarter 1997 and $7,634 for the nine months ended July 31, 1997. Interest income increased to $206,136 and $236,305 for the three and nine-month periods ended July 31, 1997, respectively, as compared to $31,925 and $42,911 for the comparable periods last year. The increase is related to proceeds from the private placement described below.

  The net loss increased to $1,339,214 and $1,990,391 for the three and nine-month periods ended July 31, 1997, up from $927,399 and $1,829,923 for the comparable periods last year. The Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue in Fiscal 1997. In order to reach the stage where the Company is profitable, the Company will need to continue to expand into additional college dining facilities. The Company plans to use the proceeds of the private placement described below to expand its network and advertiser base. To achieve these objectives, the Company has added additional personnel and expects to incur additional costs for expanded marketing efforts, improved programming and equipment for new locations in advance of recognizing additional revenues. Management anticipates the financial results to be impacted by these additional expenditures through at least the end of the current fiscal year.


FINANCIAL CONDITION AND LIQUIDITY

  At July 31, 1997, the Company had working capital of $14,942,356. At such date, the Company's cash and cash equivalents totaled $15,134,920.

  Cash used in operations decreased to $940,578 during the nine months ended July 31, 1997 from $980,456 for the comparable period last year. The impact of increased sales during the nine month period ended July 31, 1997 was substantially offset by additional expenditures related to personnel added as part of the Company's effort to expand its network and advertiser base.

  Purchases of property and equipment increased to $689,236 during the nine months ended July 31, 1997 from $240,016 for the comparable period last year due to the ongoing conversion of CTN to a satellite delivered network.

     The Company executed an equipment rental agreement with Hughes Network Systems on November 6, 1996. The agreement calls for the installation of 200 systems for receiving satellite transmissions with payments aggregating $328,032 over a three year period. At the end of such period, the Company may purchase the equipment for $1.00. A total of $227,084 has been classified as capital lease obligations, representing equipment placed into service through July 31, 1997.

  Pursuant to the terms of a purchase agreement dated as of April 25, 1997 between the Company and U-C Holdings, L.L.C., a Delaware limited liability company (the "Purchaser"), for an aggregate purchase price of $16,200,000, the Company issued to the Purchaser 29,090,909 shares of Common Stock and a Class C Warrant to purchase 3,863,662 shares of Common Stock for $.55 per share. In addition, the Company and the Purchaser entered into certain equity protection agreements to protect the Purchaser's percentage ownership interest in the Company from dilution from third party exercises of outstanding warrants and options to acquire the Company's Common Stock. Such agreements provide the purchaser with the right to acquire additional shares of the Company's Common Stock. The net proceeds of this private placement of $15,424,789 is expected to be used, among other things, to expand the network and the advertiser base by adding additional personnel, improving the programming shown on the network and acquiring additional equipment for new locations. Management believes that this private placement will be sufficient to finance the planned expansion, however there is no assurance that the Company will achieve its anticipated revenue levels or profitability.

PART II

                               OTHER INFORMATION

Item 1.    Legal Proceedings.
                  None.

Item 2.    Changes in Securities.
                  None.

Item 3.    Defaults Upon Senior Securities.
                  None.

Item 4.    Submission of Matters to a Vote of Security-Holders.
                By written consent on May 12, 1997 by U-C Holdings, L.L.C., the majority stockholder which holds 29,090,909 Common Stock of the Company, the Company has adopted an amendment to its certificate of incorporation to increase its authorized Common Stock from 50,000,000 shares to 100,000,000 shares. The Company mailed a Schedule 14C Information Statement to all shareholders on or about May 12, 1997 in connection with such action.


Item 5.    Other Information.
                  None.

Item 6.    Exhibits and Reports on Form 8-K.
           (a)  Exhibit No. 10 - Certificate of Amendment to Certificate of
                                 Incorporation of UC Television Network Corp.

                Exhibit No. 27 - Financial Data Schedule
           (b) A report on Form 8-K dated June 24, 1997 disclosed a change in the Company's independent accountants, the appointment of two additional members to the Board of Directors of the Company and a change in the fiscal year of the Company from October 31 to December 31. No other reports on Form 8-K have been filed for the quarter for which this report is being filed.

                                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UC TELEVISION NETWORK CORP.
                                               Registrant



Date: September 12, 1997                /s/ Jason Elkin
                                        --------------------------------------
                                        Jason Elkin
                                        Chief Executive Officer and
                                        Chairman of the Board
                                        (Principal Executive Officer)



Date: September 12, 1997                /s/ Alan Pearl
                                        --------------------------------------
                                        Alan Pearl
                                        Chief Financial Officer, Secretary and
                                          Treasurer (Principal Accounting
                                          and Financial Officer)