Form 10KSB
period 1997-10-31
COLLEGE TELEVISION NETWORK INC
filed 1998-01-29
CIK 876013

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  Form 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                      the Securities Exchange Act of 1934

For the Fiscal Year Ended October 31, 1997           Commission File No. 0-19997

                        COLLEGE TELEVISION NETWORK, INC.
                     (formerly UC Television Network Corp.)
                     --------------------------------------
                 (Name of small business issuer in its charter)


          DELAWARE                                                        13-3557317
 (State or other jurisdiction of                              (I.R.S. Employer Identification No.)
  incorporation or organization)

5784 Lake Forrest Drive, Suite 275
      Atlanta, Georgia                                                      30328
(Address of principal executive offices)                                  (Zip Code)

                            Issuer's telephone number: (404) 256-4444
Securities registered under Section 12 (b) of the      Securities registered under Section 12(g) of the
                Exchange Act:                                             Exchange Act:

Title of Classes: Common Stock, $.005 par value                                NONE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

     Issuer's revenues for its most recent fiscal year:  $2,808,658.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1997 (computed by reference to the average bid and asked prices of such stock on December 31, 1997) was approximately $3,738,171.

     There were 8,015,153 shares of Common Stock outstanding at December 31,
1997.

     Transitional Small Business Disclosure Format  (Check One) :

                    Yes                                No     x
                           ---                               ---

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of Registrant's definitive proxy statement with respect to its 1998 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (The "Exchange Act"), within 120 days of the close of Registrant's fiscal year ended October 31, 1997, are incorporated by reference into Part III of this report.

================================================================================

ITEM 1.   DESCRIPTION OF BUSINESS

General
-------

     College Television Network, Inc., a Delaware corporation formerly known as UC Television Network Corp. (the "Company"), commenced operations in January 1991. The Company is a broadcasting company which owns and operates the College Television Network ("CTN") , a proprietary commercial television network operating on college and university campuses, through single channel television systems (collectively, the "Systems" and individually, a "System") placed free of charge primarily in campus dining facilities and student unions. Substantially all of the Company's revenues are derived from advertising displayed on CTN. At December 31, 1997, CTN was installed or contracted for installation at approximately 281 locations at various colleges and universities throughout the United States. The Company believes CTN currently reaches a viewership of approximately 800,000 daily impressions.

     The Company believes CTN to be the largest college and university private commercial television network in the United States. CTN is installed in many of the nation's largest colleges and universities, including among others: Penn State University, Michigan State University, University of Arkansas-Little Rock, UCLA, Florida State University, Syracuse University, Georgia Tech University, North Carolina State University, University of Missouri, University of Kentucky, University of Alabama, and Rutgers University. There are approximately 3,600 colleges and universities in the United States. The Company's goal is to place CTN in a significant number of these institutions.

     CTN, which currently airs primarily music videos, is viewed over 25-inch television monitors strategically placed throughout the installation site to provide the highest degree of exposure. Each site is equipped with a main processing unit and from three to ten monitors. In locations where an interactive touch screen exists, the System allows students to select from a wide variety of music videos or to view a pre-set format. In order to enhance the flexibility and program diversification of CTN and to maintain its state-of-the-art appeal, the Company has replaced its existing CD-ROM technology by converting each System to receive programming directly through satellite transmission. Satellite delivery of programming commenced in April 1997. Management currently is researching the feasibility of implementing a new broadcast platform for CTN, which will provide increased digital quality signals coupled with expanded programming opportunities. The Company has entered into an agreement with Turner Private Network, Inc. to provide news and sports programming on CTN.

     The Company derives its revenues from advertisers displaying their commercials on CTN, with the Company presently allotting eight minutes of advertising available per hour. The Company believes CTN is well-positioned to offer advertisers an inexpensive and effective way to reach a highly desirable audience: 18-25 year old students, with significant disposable income, a demographic group with proven attractiveness to national advertisers. Each advertiser's cost per thousand viewers ("CPM") on CTN is substantially below that of national advertising in competing media, such as radio, television, MTV, campus newspapers, or campus billboards. National advertisers on CTN during fiscal 1997 included Burger King, Coca-Cola, Columbia House, Discover Card, Frito-Lay, Ralph Lauren, Plymouth, MasterCard, UPS, MGM, Virgin Records, Fine Line Pictures, New Line Cinema, Twentieth Century Fox, Universal Pictures, Visa, and Warner Brothers. Generally, the Company's mix of advertisers on CTN changes from time to time. The Company's revenues have grown from $1,621,465 in fiscal 1995 to $2,016,152 in fiscal 1996, and to $2,808,658 in fiscal 1997.

     During the fiscal year ended October 31, 1997 ("Fiscal 1997"), the Company issued 29,090,909 shares of common stock to U-C Holdings, L.L.C. for an aggregate purchase price, net of issuance costs, of $15,400,837. (The number of shares referenced in the preceding sentence has not been adjusted to reflect the one-for-five reverse stock split which became effective on November 12, 1997 subsequent to the issuance of shares to U-C Holdings, L.L.C.) U-C Holdings, L.L.C. became the holder of a majority of the Company's common stock by virtue of this transaction. Concurrent with this transaction, the

Company's management was restructured with the designation of five new directors and the addition of Jason Elkin as Chairman and CEO, John Dobson as President and Joseph Gersh as Vice Chairman. These individuals have extensive sales, management and operational experience in the broadcast industry. Both Mr. Elkin and Mr. Gersh are former officers of New Vision Television and Mr. Dobson is a former Vice President for Turner Broadcasting Sales. With the recent capital infusion by U-C Holdings, L.L.C. and the addition of highly experienced and successful broadcast/media management executives, CTN believes it is now poised to accelerate the growth of the network.

     With its increased capital and new management, CTN has taken a number of steps toward accomplishing its goals. The Company has increased the size of its affiliate department five-fold, increased the size of its media sales staff and added veteran broadcast sales personnel from the Turner, Discovery, and Family Channel Networks. CTN has intensified its contacts with multi-campus food service operators who are those most involved in the running of cafeterias and public areas at the nation's colleges. CTN has also increased its penetration of college systems such as state universities with multiple campuses. In addition, CTN has put forth a concentrated effort to improve its network delivery system and system maintenance procedures.

     The Company's overall strategy is to expand the number of institutions in which CTN is being offered and to expand the number of advertisers. As additional institutions are added, the Company expects to be able to attract additional advertisers as well as be able to increase its CPM rate, which is currently significantly below that of other competing media. If the Company successfully meets these objectives, the Company believes advertising revenues should grow significantly and enhance profitability. The Company also continues to explore other avenues to penetrate the college market in diversified ways.

     The Company believes there is an opportunity to grow the network. While the Company experienced a net loss in Fiscal 1997 in excess of its net loss for the prior fiscal year, advertising revenues and the number of affiliate universities has increased. The Company believes it will have sufficient working capital to meet its ongoing operational demands through at least December 31, 1998.

The College Television Network System
-------------------------------------

     CTN is a private commercial television network airing the Company's programming on university and college campuses located throughout the United States. CTN is installed in campus public areas such as dining facilities and student union areas and is designed to serve as background entertainment. The Systems are single channel systems offering only CTN programming, which currently consists primarily of music videos. In various locations, CTN offers an advanced interactive marketing system which the Company believes is the first "out of home" network featuring "video on demand".

     In order to more effectively expand its programming to include national news, local campus news, sports and comedy on a current basis, the Company switched to the use of satellite transmission in April 1997. The Company is currently researching a new broadcast platform for CTN. Digital Video Broadcast ("DVB") may offer CTN a state of the art delivery system that is reliable and cost efficient, while providing the operational flexibility CTN desires.

Markets
-------

     There are approximately 3,600 colleges and universities in the United States. The Company's goal is to place CTN in a significant number of these institutions. As of December 31, 1997, CTN was installed or contracted for installation in 281 locations throughout the country. Included among the institutions equipped with CTN are Penn State University, Michigan State University, University of Arkansas-Little Rock, UCLA, Florida State University, Syracuse University, Georgia Tech University, North Carolina State University, University of Missouri, University of Kentucky, University of Alabama, and Rutgers University.

     The Company markets its Systems principally to colleges and universities and to local operators responsible for dining facilities at targeted college or university campuses. The Company has four full-time employees who are responsible for marketing the Company's Systems to such institutions and local operators.

Advertising Revenues
--------------------

     The Company derives its revenues from payments by advertisers for spots aired on CTN. The Company believes advertisers find the network's programming current and appealing, the campus dining hall setting with its captive audience desirable, and the Systems' programming concept modern and innovative.

     CTN is currently designed to offer sixteen 30-second commercials every hour. The Company expects that commercials will run on each System for approximately eight minutes per hour. During Fiscal 1997, the Company increased its advertising rates by approximately 36% from the prior fiscal year for a 30-second commercial network spot, which will run ten times a day. In both Fiscal 1997 and 1996, approximately 33% of the network spots were sold.

     The Company's overall strategy contemplates three principal methods for increasing its advertising revenue, by (i) increasing audience size by adding institutions, (ii) increasing the number of advertisers and advertising spots sold to maximize the use of time available to be sold, (iii) increasing the CPM rate, which is currently below that of competing media.

     Advertisers during Fiscal 1997 included Burger King, Coca-Cola, Columbia House, Discover Card, Frito-Lay, Ralph Lauren, Plymouth, MasterCard, UPS, MGM, Virgin Records, New Line Cinema, Twentieth Century Fox, Universal Pictures, Visa, and Warner Brothers. UPS, Visa, Frito-Lay, and Burger King accounted for 13%, 13%, 10%, and 10%, respectively, of the Company's advertising revenues for Fiscal 1997. No other advertiser represented more than 10% of the Company's sales for Fiscal 1997.

Programming Content
-------------------

     CTN airs short-form entertainment, currently consisting primarily of music videos. The Company obtains music videos from a number of the major music company labels which are represented by Sony, Warner/Electric/Atlantic, EMI, Polygram, MCA, and BMG. Each of these music companies permit the Company to use the music videos, which showcase featured artists from each of the music labels.

     On November 5, 1996, the Company entered into a three-year agreement with Turner Private Networks, Inc. to provide news and sports programming on CTN through March 31, 2000 at an aggregate cost of $890,095.

Upgrading, Installation, and Maintenance
----------------------------------------

     Each System is installed, without charge to the institution, at designated locations agreed upon between the Company and the institution. Due to the Company's increased marketing efforts, CTN is currently installed in 43 states nationwide. The Company bears the costs of normal maintenance and replacement parts.

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

     Of the 281 Systems contracted for as of December 31, 1997, 241 were installed throughout the United States at college and university campuses. The remaining Systems are expected to be installed by the start of the fall 1998 semester. System installation generally takes approximately 8 to 10 weeks. The average agreement with a university is typically for a two to three year term.


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

Competition
-----------

     CTN competes for advertisers with many other forms of advertising targeting the 18-25 year-old market. These competing forms of advertising media include television, radio, print, direct mail and billboard. The Company is aware of three other national television networks specifically directed at college students: Big Media On Campus, College Entertainment Network, and Burly Bear. There is no assurance that other firms with greater resources will not enter into the market, particularly because there are few proprietary characteristics with the business. The Company believes it can successfully compete against other forms of media because it offers an effective means of reaching a difficult to reach targeted audience at a low cost.

     The Company believes that the time required to secure each location is significant. The Company has already invested a great amount of time in securing its present locations.

Employees
---------

     As of December 31, 1997, the Company employed 36 full-time salaried personnel, consisting of various managerial, operational, programming, advertising, and affiliate sales people. Although the Company expects to continue to hire employees to conduct and expand its operations, the Company also expects to use independent contractors to perform certain of the services required in connection with the production, installation and maintenance of the Systems. The responsibilities of the Company's operations and administrative personnel include conducting marketing and promotional activities, managing campus relations, and performing certain administrative and financial functions. Fifteen of the Company's employees have employment agreements with the Company. The Company believes that its relationship with its employees is satisfactory.

Government Regulation
---------------------

     Since CTN is a private network and is currently not a direct live broadcast network, the Company is not restricted by current regulations of the Federal Communications Commission, network standards and practices or traditional format length and content restraints. The Company believes that the manner in which it presently conducts its business operations, and intends to conduct its business operations, including its licensing arrangements with record companies and agreements with location owners, is and will be in material compliance with all applicable laws.

Proprietary Information
-----------------------

     The Company believes that certain of its rights to, and uses of, its Systems may be protectable under applicable patent, copyright and proprietary information laws. There can be no assurance as to such fact or that others may not independently develop the same or similar technology on which the Company's Systems are based and thereafter directly compete with the Company. The Company intends to pursue copyright and trademark registrations as necessary. No assurance can be given, however, that its obtaining such coverage, even if it can do so, will afford the Company meaningful protection of any of its proprietary rights. The Company has obtained trademark registrations for "College Television Network" and "UCTN" and intends to seek trademark registration for its "CTN" logo.

Note Regarding Forward-Looking Statements
-------------------------------------------

     Certain forward-looking information contained in this report is being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning the Company's future financial and operating performance. Such forward-looking information is subject to assumptions and beliefs based on current information known to the Company and factors that could yield actual results differing materially from those anticipated.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company presently has facilities in five locations: Atlanta, New York City, Los Angeles, Chicago and Boston. The Atlanta facility is the Company's principal executive office out of which the Company conducts various administrative and financial functions. The Boston office is primarily responsible for the Company's engineering and product development efforts. The Company conducts its marketing and affiliate relations efforts primarily out of its New York, Chicago and Los Angeles offices.

     The Company currently leases approximately 4,650 square feet of space for its principal executive office in Atlanta. The lease for this space terminates in July 2000. The Company also leases approximately 4,100 square feet, 1,810 square feet and 1,000 square feet for the New York, Los Angeles and Boston offices, with respective lease termination dates of September 1998, September 2002 and February 1998 (with an option to extend month to month). The Chicago lease terminates in February 1998; however, the Company has secured 2,010 square feet of space pursuant to a five-year lease expiring February 2003.

     The aggregate monthly rental for these leased offices is currently approximately $22,800, and the Company's management believes that these facilities are adequate for its intended activities in the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     By written consent on October 6, 1997 of U-C Holdings, L.L.C., the majority shareholder which owns 5,818,181 shares of Common Stock of the Company, the Company adopted an Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws. The Company mailed a Schedule 14C Information Statement to all shareholders on or about October 20, 1997 in connection with such action. Share information in this paragraph reflects the impact of the one-for-five reverse stock split which became effective on November 12, 1997.



                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded and quoted under the symbol UCTN on The Nasdaq Stock Market's Smallcap Market ("Nasdaq"). The following table sets forth the high and low sales prices for the Common Stock, as quoted on Nasdaq, for the periods indicated, which prices have not been adjusted to reflect the one-for-five reverse stock split which became effective on November 12, 1997.

                                              COMMON STOCK
---------------------------------------------------------------------------------------------------------
          Fiscal Period                        HIGH PRICE                          LOW PRICE
---------------------------------  ----------------------------------  ----------------------------------

Quarter ended January 31, 1996                  2-3/32                              15/16
Quarter ended April 30, 1996                    1-1/2                               15/16
Quarter ended July 31, 1996                     1-23/32                               1
Quarter ended October 31, 1996                  1-9/16                              27/32
Quarter ended January 31, 1997                  1-3/32                               7/16
Quarter ended April 30, 1997                     29/32                              13/32
Quarter ended July 31, 1997                        7/8                              33/64
Quarter ended October 31, 1997                   13/16                                1/2

     As of December 31, 1997, the Company had 64 owners of record and, it believes, approximately 1,400 beneficial owners of its Common Stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's financial statements, beginning on page F-1, included elsewhere in this report.

RESULTS OF OPERATIONS

     The Company is a multimedia company whose principal activities involve operating and marketing CTN, a private commercial television network. As of December 31, 1997, CTN was installed or contracted for installation in 281 locations in colleges and universities throughout the United States. Substantially all of its revenues are derived from advertising displayed on CTN. The Company started operations in January 1991.

     In order to utilize satellite transmission technology as a means of updating its programming on CTN, the Company retrofitted its existing Systems installed at college and university campuses during the summer months of 1996.

     The Company's sales are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company generates a significant portion of its sales during September through May and substantially less during the summer months when colleges and universities do not hold regular sessions.

     The following table sets forth certain financial data derived from the Company's statement of operations for the fiscal years ended October 31, 1997 ("Fiscal 1997"), October 31, 1996 ("Fiscal 1996") and October 31, 1995 ("Fiscal 1995"):

                                 Year Ended                         Year Ended                         Year Ended
                              October 31, 1997                   October 31, 1996                   October 31, 1995
                    --------------------------------------------------------------------------------------------------------
                               $             % of Revenues        $             % of Revenues      $            % of Revenues
                    --------------------------------------------------------------------------------------------------------

Revenues                   $2,808,658              100%       $2,016,152              100%       $1,621,465              100%

Operating expenses          1,784,436               64           882,528               44           702,569               43

Selling, general
 and administrative         4,620,132              164         2,808,931              139         2,920,419              180


Depreciation and              828,684               30           443,556               22           579,469               36
 amortization

Interest income               421,004               15            67,411                3            86,605                5

Net Loss                   $4,003,590              143        $2,051,452              102        $2,494,387              154

     Revenues increased to $2,808,658 for Fiscal 1997 from $2,016,152 for Fiscal 1996 and $1,621,465 for Fiscal 1995. Fiscal 1997 revenues reflected a 39% increase over Fiscal 1996 and a 73% increase over Fiscal 1995. The Company's advertiser base consisted of 18 advertisers during Fiscal 1997 and included Burger King, Frito-Lay, MGM, Ralph Lauren, Plymouth, Visa, Warner Brothers, Coca-Cola, Universal Pictures, Discover Card, UPS and MasterCard. This compares to 19 advertisers during Fiscal 1996 and 17 during Fiscal 1995. In addition, the Company increased its advertising rates charged during Fiscal 1997. The Company recently changed its fiscal year end, for years subsequent to Fiscal 1997, to December 31. The Company anticipates continued sales growth during the year ending December 31, 1998 ("Fiscal 1998") by continuing to expand its advertiser base and by further increasing the amount charged for its advertising spots to reflect the anticipated increase in viewership. Although the Company has agreements with national advertisers and has held discussions or had prior agreements with other national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising time from the Company, or that future significant advertising revenues will ever be generated. A failure to significantly increase advertising revenues could have a material impact on the operations of the Company.

     Operating expenses totaled $1,784,436 for Fiscal 1997. This compares to $882,528 for Fiscal 1996 and $702,569 for Fiscal 1995. The increase in Fiscal 1997 is primarily attributable to additional costs associated with improved programming for CTN. Furthermore, the Company incurred expenses in Fiscal 1997 directly related to the commencement of satellite transmission of programming for the network. The increase in Fiscal 1996, as compared to Fiscal 1995 was due to costs associated with the planning of the retrofit to accommodate a satellite delivered system and increased costs to update the programming in the Systems. These costs were substantially offset by a decrease in installation costs associated with a delay in new installations until the retrofit was completed and a decrease in depreciation expense related to the Company's use of accelerated depreciation. Although operating expenses, which include costs associated with System installations, maintenance and network programming is expected to continue to increase as additional locations are added, the ratio of operating expenses to revenues is expected to decrease as the Company anticipates revenues to grow due to the expansion of the network.

     Selling, general and administrative ("SG&A") expenses increased to $4,620,132 for Fiscal 1997 versus $2,808,931 for Fiscal 1996 and $2,920,419 for
Fiscal 1995. The primary reasons for this increase are attributable to the Company's efforts to increase market awareness for the network. This is being achieved by expanding the Company's management team, advertising and affiliate sales forces, opening additional regional sales offices, and instituting a more aggressive advertising and marketing campaign for CTN. Although a significant increase in these expenses was incurred in Fiscal 1997, the Company believes a benefit will be achieved in future years as the network's advertising revenues and number of affiliates continues to grow. SG&A expenses for Fiscal 1996 remained fairly constant with respect to Fiscal 1995.

     Depreciation and amortization expense totaled $828,684 for Fiscal 1997 as compared to $443,556 for Fiscal 1996 and $579,469 for Fiscal 1995. The Fiscal 1997 increase is primarily attributable to System retrofit costs associated with the change to a satellite delivered system. The decrease in Fiscal 1996 depreciation compared to Fiscal 1995 was the result of accelerated depreciation methods applied to assets in the later stages of their useful lives.

     Interest income increased to $421,004 for Fiscal 1997 as compared to $67,411 for Fiscal 1996 and $86,605 for Fiscal 1995. The significant increase in Fiscal 1997 is attributable to higher interest rates and greater average cash balances directly related to the April 1997 purchase of a majority of the Company's Common Stock by U-C Holdings, L.L.C., a Delaware limited liability company. The Fiscal 1996 and Fiscal 1995 interest income balances are a result of a combination of lower interest rates and lower average cash balances.

     The Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue in Fiscal 1998. The net loss increased to $4,003,590 for Fiscal 1997 as compared to $2,051,452 for Fiscal 1996 and a net loss of $2,494,387 for Fiscal 1995. The Fiscal 1997 net loss reflected a 95% increase over Fiscal 1996 and a 61% increase over Fiscal 1995. The large increase in the Fiscal 1997 net loss is reflective of the Company's continued efforts to expand the advertising and affiliate bases. The Company has spent more on programming, system installation, maintenance and overhead expenses as the number of employees has increased significantly. Management of the Company believes this expansion is necessary in order to grow the advertising and affiliate levels to a point where the Company will achieve profitability.

FINANCIAL CONDITION AND LIQUIDITY

     At October 31, 1997, the Company had working capital of $12,751,686. At such date, the Company's cash and cash equivalents totaled $13,094,472.

     Pursuant to the terms of a purchase agreement dated as of April 25, 1997 between the Company and U-C Holdings, L.L.C., a Delaware limited liability company (the "Purchaser"), for an aggregate purchase price, net of issuance costs, of $15,400,837, the Company issued to the Purchaser 29,090,909 shares of Common Stock and a Class C Warrant to purchase 3,863,662 shares of Common Stock for $.55 per share. As a result of this transaction, the Purchaser became the holder of a majority of the outstanding common stock of the Company. In addition, the Company and the Purchaser entered into certain equity protection agreements to protect the Purchaser's percentage ownership interest in the Company from dilution from third party exercises of outstanding warrants and options to acquire the Company's Common Stock. Such agreements provide the Purchaser with the right to acquire additional shares of the Company's Common Stock. The amounts discussed in this section do not reflect the reverse stock split transaction which became effective on November 12, 1997.

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

     Cash used in operations increased to $2,367,593 in Fiscal 1997 from $1,486,530 in Fiscal 1996. The primary reasons for this increase were attributable to costs associated with the commencement of satellite transmission network programming, coupled with overall expansion of the Company in various critical areas including advertising and affiliate sales forces and senior management. These expense increases for Fiscal 1997 were partially offset by the increase in sales revenue for the current fiscal year.

     Purchases of property and equipment, net of the proceeds from the sale of obsolete equipment, increased to $1,121,461 in Fiscal 1997 from $941,227 in Fiscal 1996 due to the conversion of the network to a satellite delivered broadcast platform. The increase was also attributable to the purchase of furniture and equipment needed for the addition of new regional offices and additional employees hired during the fiscal year.

     The Company executed an equipment rental agreement with Hughes Network Systems on November 22, 1996. The agreement calls for the installation of 200 systems for receiving satellite transmissions with payments aggregating $328,032 over a three year period. At the end of such period, the Company may purchase the equipment for $1.00.

     As previously discussed, the Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue in Fiscal 1998. In order to reach the stage where the Company is profitable, it is expected that additional expenditures will be required to increase the affiliate base and to market the network properly to attract more advertisers.

     Although to this point the Company has not achieved profitability, the Company believes it has sufficient working capital available to continue operating as a going concern through the end of Fiscal 1998.

ITEM 7.  FINANCIAL STATEMENTS

     See the financial statements and notes related thereto, beginning on page F-1, included elsewhere in this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective June 24, 1997, the Company dismissed Richard A. Eisner & Company, L.L.P. ("Eisner"), the Company's independent accounting firm which was previously engaged as the principal accountant to audit the Company's financial statements. The decision to change accountants was recommended and approved by the Company's board of directors.

     In an audit report dated January 12, 1996 relating to the Company's financial statements for the fiscal year ended October 31, 1995, Eisner stated that "[T] he Company has suffered recurring losses from operations, anticipates such losses will continue, and is in need of additional financing. These factors raise substantial doubt about its ability to continue as an ongoing concern." The report further stated that, "[T]he financial statements do not include any adjustments that might result from the outcome of this uncertainty." The Company has authorized Eisner to respond fully to the inquiries of Price Waterhouse, L.L.P. ("Price Waterhouse"), the Company's new independent accountants, concerning the subject matter of such statements.

     Other than the matter discussed in the preceding paragraph, none of Eisner's reports on the financial statements of the Company contained, for either of the past two years, an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and all subsequent interim periods preceding Eisner's dismissal, there was no disagreement with Eisner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not solved to the satisfaction of Eisner, would have caused Eisner to make reference to the subject of the disagreement in connection with its report. During the Company's two most recent fiscal years and all subsequent interim periods preceding Eisner's dismissal, none of the kinds of events listed in paragraphs (A) and (B) of Item 304(a)(1)(iv) of Regulation S-B occurred.

     Effective June 24, 1997, the Company engaged Price Waterhouse as the principal accountant to audit the Company's financial statements. During the Company's two most recent fiscal years and any subsequent interim periods prior to engaging Price Waterhouse, neither Company nor anyone on its behalf consulted Price Waterhouse regarding any matter described in Item 304(a)(2)(i) or (ii) of Regulation S-B.

     The Company reported the change in principal accountants on a Current Report on Form 8-K filed July 1, 1997. The Company provided Eisner with a copy of the disclosures it made in the Current Report on Form 8-K prior to the filing of the report with the Securities and Exchange Commission. Eisner has furnished the Company a copy of a letter addressed to the Securities and Exchange Commission stating that Eisner agrees with the statements made by the Company in this report.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

     Information with respect to Item 9 will be set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "1998" Proxy Statement") and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     Certain information with respect to Item 10 will be set forth in the 1998 Proxy Statement and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to Item 11 will be set forth in the 1998 Proxy Statement and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to Item 12 will be set forth in the 1998 Proxy Statement and is incorporated herein by reference.

ITEM 13.    EXHIBITS LIST AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-KSB:


    Exhibit                                           Description
    Number
---------------      ---------------------------------------------------------------------------------------------


3.1                   Restated Certificate of Incorporation of the Registrant

3.2                   Amended and Restated Bylaws of the Registrant

4.1                   Form of Class C Warrant

4.2                   Equity Protection Agreement, dated April 25, 1997, between the Registrant and U-C
                      Holdings, L.L.C.

4.3                   Equity Protection Agreement, dated April 25, 1997, between the Registrant and U-C
                      Holdings, L.L.C.

4.4                   Equity Protection Agreement, dated April 25, 1997, between the Registrant and U-C
                      Holdings, L.L.C.

4.5                   Equity Protection Agreement, dated April 25, 1997, between the Registrant and U-C
                      Holdings, L.L.C.

4.6                   Specimen certificate representing Common Stock (incorporated herein by reference to
                      Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (No. 33-44935), as
                      amended, declared effective on June 10, 1992 (the "Form S-1")

10.1                  Employment Agreement, dated as of April 29, 1997, between the Registrant and Jason Elkin

10.2                  Employment Agreement, dated as of April 29, 1997, between the Registrant and Joseph D.
                      Gersh

10.3                  Employment Agreement, dated as of April 29, 1997, between the Registrant and John T.
                      Dobson III

10.4                  Employment Agreement, dated as of April 25, 1997, between the Registrant and Peter Kauff

10.5                  Employment Agreement, dated as of September 10, 1997, between the Registrant and Patrick
                      G. Doran

10.6                  Registrant's 1990 Performance Equity Plan (incorporated herein by reference by Exhibit
                      10.4 to the Form S-1)

10.7                  Registrant's Outside Directors' 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1994, filed on January 30, 1995 (the "1994 Form 10-KSB")

10.8                  Amendment Agreement to Employment Agreement, dated as of February 1, 1994, between the
                      Registrant and Peter Kauff (incorporated herein by reference to Exhibit 10.16 to the 1994
                      Form 10-KSB)

10.9                  Registrant's 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Registrant's definitive proxy statement with respect to its 1996 Annual Meeting of
                      Stockholders statement with respect to its 1996 Annual Meeting of Stockholders on Form
                      14A, filed on July 1, 1996 (the "1996 Proxy Statement")

10.10                 Registrant's Outside Directors' 1996 Stock Option Plan (incorporated herein by reference to Exhibit B to the 1996 Proxy Statement)

10.11                 Programming Agreement, dated as of November 5, 1996, by and between the Registrant and
                      Turner Private Networks, Inc. (incorporated herein by reference to Exhibit 10.16 to the
                      Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996)

10.12                 Equipment Rental Agreement, dated November 22, 1996, between the Registrant and Hughes
                      Network Systems, Inc. doing business as DirecPC (incorporated herein by reference to
                      Exhibit 10.17 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended
                      October 31, 1996)


10.13                 Registration Rights Agreement, dated as of April 25, 1997, between the Registrant and U-C
                      Holdings, L.L.C.

10.14                 Purchase Agreement, dated as of April 25, 1997, between the Registrant and U-C Holdings,
                      L.L.C.

10.15                 Lease, dated June 13, 1997, between the Atlanta Board of Realtors Educational Foundation,
                      Inc. and the Registrant, and Lease Addendum thereto, dated October 31, 1997

16.1                  Letter of Richard A. Eisner & Company regarding change in certifying accountant

27                    Financial Data Schedule (for SEC use only)


     (b) Reports of Form 8-K. The Company filed no reports on Form 8-K during the quarter ended October 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COLLEGE TELEVISION NETWORK, INC.


                                    By:   /s/ Jason Elkin
                                         ----------------
                                         Jason Elkin
                                         Chief Executive Officer and
                                         Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


               SIGNATURE                                TITLE                              DATE
 /s/ Jason Elkin                          Chief Executive Officer; and
----------------------------------------  Chairman of the Board of Directors         January 28, 1998
 Jason Elkin

 /s/ Joseph D. Gersh                      Vice Chairman of the Board of
----------------------------------------  Directors                                  January 28, 1998
 Joseph D. Gersh

 /s/ John T. Dobson III
----------------------------------------  President; Director                        January 28, 1998
 John T. Dobson III

 /s/ Peter Kauff                          Chief Operating Officer; Director
----------------------------------------                                             January 28, 1998
 Peter Kauff

 /s/ Patrick G. Doran                     Chief Financial Officer;
----------------------------------------  Treasurer; Secretary                       January 28, 1998
 Patrick G. Doran

 /s/ Avy H. Stein
----------------------------------------  Director                                   January 28, 1998
 Avy H. Stein

 /s/ Beth F. Johnston
----------------------------------------  Director                                   January 28, 1998
 Beth F. Johnston

 /s/ Stephen Roberts
----------------------------------------  Director                                   January 28, 1998
 Stephen Roberts

 /s/ Hollis W. Rademacher
----------------------------------------  Director                                   January 28, 1998
 Hollis W. Rademacher

COLLEGE
TELEVISION
NETWORK, INC.
FINANCIAL STATEMENTS
OCTOBER 31, 1997

COLLEGE TELEVISION NETWORK, INC.
INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                    Page Number
                                                                    -----------
Reports of Independent Accountants                                      F-1

Balance Sheet at October 31, 1997                                       F-3

Statement of Operations for the years ended October 31, 1997
     and October 31, 1996                                               F-4

Statement of Changes in Stockholders' Equity for the years ended
     October 31, 1997 and October 31, 1996                              F-5

Statement of Cash Flows for the years ended October 31, 1997
     and October 31, 1996                                               F-6

Notes to Financial Statements                                        F-7-14

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
College Television Network, Inc.
Atlanta, Georgia


We have audited the accompanying statements of operations, changes in stockholders' equity and cash flows of College Television Network, Inc. (formerly UC Television Network Corp.) for the year ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the results of operations and cash flows of College Television Network, Inc. for the year ended October 31, 1996 in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP
New York, New York
January 13, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of College Television Network, Inc.

In our opinion, the accompanying balance sheet and the related statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of College Television Network, Inc., formerly UC Television Network Corp., at October 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Atlanta, Georgia
December 19, 1997

COLLEGE TELEVISION NETWORK, INC.
BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                       OCTOBER 31,
                                                                                          1997
ASSSETS
Current assets
     Cash and cash equivalents                                                     $      13,094,472
     Accounts receivable                                                                   1,008,790
     Prepaid expenses                                                                         96,172
     Other current assets                                                                     30,855
                                                                                   -----------------
          Total current assets                                                            14,230,289

Property and equipment, net                                                                1,908,972
Other Assets                                                                                  18,103
                                                                                   -----------------
          Total assets                                                             $      16,157,364
                                                                                   -----------------

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                              $         468,631
     Accrued expenses                                                                        872,416
     Dividends payable                                                                         2,168
     Current portion of capital lease obligation                                             135,388
                                                                                   -----------------
          Total current liabilities                                                        1,478,603

Long-term portion of capital lease obligation                                                114,306
                                                                                   -----------------
          Total liabilities                                                                1,592,909
                                                                                   -----------------

Redeemable preferred stock                                                                     3,333
                                                                                   -----------------

Stockholders' equity (share data restated for one-for-five stock split discussed in Note 8)
     Preferred stock - $.001 par value, 500,000 shares authorized, no shares issued and outstanding
     Common stock - $.005 par value, 100,000,000 shares,
       8,015,153 shares issued and outstanding                                                40,076
     Additional paid-in capital                                                           30,241,845
     Accumulated deficit                                                                 (15,720,799)
                                                                                   -----------------
          Total stockholders' equity                                                      14,561,122
                                                                                   -----------------
Committments and contingencies (Note 5)                                                          -
                                                                                   -----------------
          Total liabilities, redeemable preferred stock,
                and stockholder's equity                                           $      16,157,364
                                                                                   -----------------

  The accompanying notes are an integral part of these financial statements.

COLLEGE TELEVISION NETWORK, INC.
STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                                   YEAR ENDED OCTOBER 31,
                                                                  1997                1996
Revenues                                                         $   2,808,658    $   2,016,152
Interest                                                               421,004           67,411
                                                                 -------------    -------------
     Total revenues                                                  3,229,662        2,083,563
                                                                 -------------    -------------

Expenses
   Operating                                                         1,784,436          882,528
   Selling, general, and administrative                              4,620,132        2,808,931
   Depreciation and amortization                                       828,684          443,556
                                                                 -------------    -------------
     Total expenses                                                  7,233,252        4,135,015
                                                                 -------------    -------------

Loss before income taxes                                            (4,003,590)      (2,051,452)

Provision for income taxes                                                   -                -
                                                                 -------------    -------------

Net loss                                                         $  (4,003,590)   $  (2,051,452)
                                                                 -------------    -------------

Loss per share (Restated for one-for-five
 stock split discussed in Note 8)                                $        (.77)           (1.23)

Weighted average number of common shares outstanding                 5,185,932        1,667,001




  The accompanying notes are an integral part of these financial statements.

COLLEGE TELEVISION NETWORK, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                    COMMON STOCK          ADDITIONAL
                                                                SHARES       AMOUNT    PAID-IN CAPITAL    DEFICIT        TOTAL
Balance, October 31, 1995 (share data restated for              1,190,973     $ 5,955     $ 11,859,936   $ (9,665,757)   2,200,134
  one-for-five stock split discussed in Note 8)

Proceeds from private placement offering, net of expenses         982,858       4,914        2,934,374             -     2,939,288

Issuance of common stock for services                              12,000          60           59,940             -        60,000

Preferred stock dividends declared                                    -           -             (7,799)            -        (7,799)

Net loss                                                              -           -               -        (2,051,452)  (2,051,452)
                                                               ----------   ---------     ------------  -------------  -----------
Balance, October 31, 1996                                       2,185,831      10,929       14,846,451    (11,717,209)   3,140,171

Proceeds from private placement offering, net of expenses       5,818,182      29,091       15,371,746             -    15,400,837

Proceeds from exercise of stock options                            11,140          56           23,895             -        23,951

Preferred stock dividends declared                                    -           -               (247)            -          (247)

Net loss                                                              -           -               -        (4,003,590)  (4,003,590)
                                                               ----------   ---------     ------------  -------------  -----------

Balance, October 31, 1997                                       8,015,153    $ 40,076     $ 30,241,845  $ (15,720,799) $14,561,122
                                                               ----------   ---------     ------------  -------------  -----------

  The accompanying notes are an integral part of these financial statements.

COLLEGE TELEVISION NETWORK, INC.
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                    YEAR ENDED OCTOBER 31,
                                                                                1997                     1996
Cash flows from operating  activities
     Net loss                                                              $  (4,003,590)           $  (2,051,452)
     Adjustments to reconcile net loss to net cash used
      in operating activities
     Depreciation and amortization                                               828,684                  443,556
     Loss on disposal of fixed assets                                             25,017                   31,794
     Issuance of common stock for services                                           -                     60,000
     Changes in assets and liabilities
      Increase in accounts and receivable                                       (246,994)                (118,138)
      (Increase) decrease in prepaid expenses                                     (4,848)                  12,187
      Increase in other current assets                                           (12,325)                  (2,227)
      (Increase) decrease in other assets                                        (11,063)                   1,240
      (Increase) in accounts payable                                             242,111                   56,114
      Increase in accrued expenses                                               565,474                  124,481
      Increase (decrease) in dividends payable                                       247                  (44,085)
      Increase in capital lease obligation                                       249,694                      -
                                                                           --------------           --------------

          Net cash used in operating activities                               (2,367,593)              (1,486,530)
                                                                           --------------           --------------

Cash flows from investing activities
     Purchases of property and equipment                                      (1,121,461)              (1,265,497)
     Proceeds from sale of property and equipment                                    -                    324,270
                                                                           --------------           --------------

          Net cash used in investing activities                               (1,121,461)                (941,227)
                                                                           --------------           --------------

Cash flows from financing activities
     Net proceeds from exercise of stock options                                  23,951                      -
     Net proceeds from private placement offerings                            15,400,837                2,939,288
     Redemption of redeemable preferred stock (including
      dividends of $51,883 in fiscal 1996)                                           -                   (145,217)
                                                                           --------------           --------------

          Net cash provided by financing activities                           15,424,788                2,794,071
                                                                           --------------           --------------

Net increase in cash and cash equivalents                                     11,935,734                  366,314

Cash and cash equivalents, beginning of period                                 1,158,738                  792,424

                                                                           --------------           --------------

Cash and cash equivalents, end of period                                   $  13,094,472            $   1,158,738
                                                                           --------------           --------------

    The accompanying notes are integral part of these financial statements.

COLLEGE TELEVISION NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY

     College Television Network, Inc., formerly, UC Television Network Corp. ("the Company"), is a broadcasting company which owns and operates the College Television Network ("CTN"), a proprietary commercial television network operating on college and university campuses, through single channel television systems placed primarily in campus dining facilities and student unions. Substantially all of the Company's revenues are derived from advertising displayed on CTN. At October 31, 1997, the Company had an installed base of approximately 241 entertainment systems at various colleges and universities throughout the United States.


     DEPRECIATION AND AMORTIZATION

     Property and equipment, stated at cost, are depreciated by accelerated methods over their estimated useful lives of five years for completed interactive entertainment equipment and five to seven years for other assets.


     REVENUE RECOGNITION

     The Company's principal sales are derived from advertising displayed on CTN. Advertising sales are reflected in income during the period advertising is aired. For the year ended October 31, 1997, approximately 55% of sales were derived from advertising sold to five customers in the amounts of $375,000, $332,400, $298,125, $280,000, and $247,500. For the
     year ended October 31, 1996, approximately 47% of sales were derived from advertising sold to three customers in the amounts of $440,000, $302,500, and $210,000. No assurance can be given that these or other advertisers will continue to purchase advertising time from the Company. A failure to significantly increase advertising revenues could have a material impact on the operations of the Company.

     The Company's revenues are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company has generated a significant portion of its revenues during the period of September through May and substantially less revenues during the summer months when colleges and universities do not hold regular classes. The Company retrofitted its existing systems during the summer months of 1996 in order to utilize satellite transmission technology as a means of updating its programming on CTN. This retrofit required a shut down of the network, resulting in minimal sales during this period.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. Such investments often exceed the FDIC limits or are not covered by insurance.

     ESTIMATES AND ASSUMPTIONS

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the

COLLEGE TELEVISION NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

     INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Income tax accounting information is disclosed in Note 6 to the Financial Statements.

     LOSS PER SHARE

     Loss per common share is based on the weighted average number of common shares outstanding and gives effect to a 10% preferred stock dividend and the one-for-five reverse stock split discussed in Note 8.

     RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the current year presentation.

     CHANGE IN FISCAL YEAR END

     On June 24, 1997, the Company changed its fiscal year end from October 31 to December 31, effective December 31, 1998. Financial information for the two month period November 1, 1997 to December 31, 1997 will be contained in a separate filing.


2.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                  OCTOBER 31,
                                                                     1997
          Entertainment systems, complete                        $ 3,593,971
          Entertainment system, in progress                           36,022
          Machinery and equipment                                    647,755
          Furniture and fixtures                                     219,916
                                                                 -----------
                                                                   4,497,664
          Less accumulated depreciation and amortization
                                                                 -----------

          Total                                                  $ 1,908,972
                                                                 -----------

3.   REDEEMABLE PREFERRED STOCK

     The Company's redeemable preferred stock has no voting rights and has a liquidation preference equal to $1.00 per share plus accrued and unpaid dividends. The stock is redeemable at any time, at the option of either the Company or the holder thereof. Of the

COLLEGE TELEVISION NETWORK, INC.
INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     1,500,000 shares originally authorized, 3,333 shares were issued and outstanding at October 31, 1997. Dividends, accrued at 10%, totaled $247 for fiscal 1997. Dividends in the amount of $2,168 are payable at October 31, 1997.

4.   STOCKHOLDERS' EQUITY

     Per share data has been restated for the one-for-five stock split discussed in Note 8.

     ISSUANCE OF COMMON STOCK

     Pursuant to a private placement offering, the Company issued an aggregate of 982,858 shares of its common stock at $3.50 per share on April 26, 1996 and May 28, 1996. The offering resulted in net proceeds of $2,939,288, after payment of placement expenses and agent commissions. Under this private placement, warrants to purchase an additional 982,858 shares of its common stock were also issued. The warrants, which are exercisable at $6.45 per share, will expire five years from the issue date. The Company has registered the shares of common stock issued and to be issued pursuant to this private placement. In conjunction with the private placement, an option was issued to the placement agent to purchase units representing up to 98,256 shares of common stock at $3.50 per share. With each share purchased, the placement agent will receive a warrant to purchase one share of common stock for $6.45. Such option expires on April 25, 2001.

     Pursuant to the terms of a purchase agreement dated April 25, 1997 between the Company and U-C Holdings, L.L.C., a Delaware limited liability company (the "Purchaser" or "Holdings"), the Company issued 5,818,182 shares of common stock and a Class C Warrant to purchase 772,732 shares of common stock for $2.75 per share for an aggregate purchase price, net of issuance costs of $15,400,837. Share data has been restated for the one-for-five stock split discussed in Note 8.

     Concurrent with the private placement, the Company's management was restructured with the designation of five new directors and the addition of Jason Elkin as Chairman and CEO, John Dobson as President, and Joseph Gersh as Vice Chairman. Three officers and two directors of the Company own an approximate combined 47.1% interest in Holdings, of which Holdings owns an approximate 72.6% ownership interest in the Company at October 31, 1997. The Company and the Purchaser have entered into certain equity protection agreements to protect the Purchaser's percentage ownership interest in the Company from dilution from third party exercises of outstanding warrants and options to acquire the Company's common stock. Such agreements provide the Purchaser with the right to acquire additional shares of the Company's common stock.

     PERFORMANCE EQUITY PLAN

     Under the Company's Performance Equity Plan, the Company has reserved an aggregate of 92,833 shares of its common stock for issuance to its officers and key employees, consultants and independent contractors in the form of long-term performance-based stock and/or other equity interests in the Company. One option is exercisable for one share of the Company's common stock.

COLLEGE TELEVISION NETWORK, INC.
INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     A summary of nonqualified stock option transactions under the Performance Equity Plan is as follows:

                                                  NUMBER OF      EXERCISE PRICE
                                                   OPTIONS         PER OPTION
          Outstanding at October 31, 1996           80,505       $ 2.15 - $15.00
             Exercised                             (11,140)      $ 2.15
                                                 ---------

          Outstanding at October 31, 1997           69,365       $ 2.15 - $15.00
                                                 ---------

     Of the 69,365 options outstanding at October 31, 1997, 66,365 are currently exercisable. The remaining options are exercisable through 2001. At October 31, 1997, 12,328 shares of common stock are available for future grants.

     STOCK INCENTIVE PLAN

     The 1996 Stock Incentive Plan was approved by stockholders on March 20, 1996. Under the Company's Stock Incentive Plan, the Company has reserved an aggregate of 100,000 shares of its common stock for issuance to its officers, key employees, and consultants in the form of stock options and/or other forms of equity interests in the Company. One option is exercisable for one share of the Company's common stock.

     A summary of stock option transactions under the 1996 Stock Incentive Plan is as follows:

                                                  NUMBER OF      EXERCISE PRICE
                                                   OPTIONS         PER OPTION
          Outstanding at October 31, 1996           60,953       $ 5.00 - $ 7.20
             Granted                                33,200       $ 3.44 - $ 4.06
                                                 ---------

          Outstanding at October 31, 1997           94,153       $ 3.44 - $ 7.20
                                                 ---------

     Of the 94,153 options outstanding at October 31, 1997, 50,753 are currently exercisable. The remaining options are exercisable through 2007. At October 31, 1997, 5,847 shares of common stock are available for future grants.

COLLEGE TELEVISION NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  OUTSIDE DIRECTORS' STOCK OPTION PLAN

  The Outside Directors' 1996 Stock Option Plan ("Directors' Plan") was approved by stockholders on March 20, 1996. Under the Directors' Plan, the Company has reserved an aggregate of 30,000 shares of its common stock for issuance to its non-employee Directors. Upon stockholder adoption of the Directors' Plan, the only eligible outside director was granted options to acquire 4,000 shares of the Company's common stock at the market price on the date of the grant. Upon initial election to the Board, subsequent eligible directors receive an option to purchase 2,000 shares at the then current market price. Eligible directors are granted an additional 2,000 shares each February 14 provided they have served on the Board at least six months at that date. Such option grants vest ratably over a four year period. Avy Stein, Beth Johnston, Hollis Rademacher, and Thomas McMillen each waived their right under the Directors' Plan to automatic grants of options. One option is exercisable for one share of the Company's common stock.

  A summary of stock option transactions under the Outside Directors' 1996 Stock Option Plan is as follows:

                                                            NUMBER OF        EXERCISE PRICE
                                                             OPTIONS           PER OPTION
          Outstanding at October 31, 1996                      6,000         $ 5.95
            Granted                                            6,000         $ 3.05 - $3.75
            Cancelled                                         (6,000)        $ 3.05 - $5.95
                                                             -------
          Outstanding at October 31, 1997                      6,000         $ 3.05 - $5.95
                                                             -------

  At October 31, 1997, 24,000 shares of common stock are available for future grants.

  OTHER STOCK OPTIONS

  During Fiscal 1996, non-qualified options to purchase 67,500 shares of common stock at an exercise price of $6.55 per share were granted to a certain officer of the Company. In conjunction with the purchase agreement dated April 25, 1997 between the Company and Holdings, 202,500 additional options were granted to this officer at an exercise price of $3.80. The exercise price of the options issued in Fiscal 1996 was revised to $3.80 per share resulting in a total of 270,000 options outstanding at October 31, 1997. These options are currently exercisable, however, none have been exercised through October 31, 1997.

  FAIR VALUE OF STOCK OPTIONS

  Had compensation expense for the options discussed above been determined based on the fair value at the grant dates for the options consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

COLLEGE TELEVISION NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                              YEAR ENDED
                                                              OCTOBER 31,
                                                                 1997
          As reported
            Net loss                                         $ (4,003,590)
            Net loss per common share                        $       (.77)

          Pro forma
            Net loss                                         $ (4,078,426)
            Net loss per common share                        $       (.79)

The fair values of the options granted were estimated as of the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions used for grants during fiscal 1996; dividend yield of 0.0 percent; expected volatility of 89.1 percent; risk-free interest rate of 6.6 percent; and expected lives of 3.1 years. Stock option activity for fiscal 1997 is set forth below:

                                                                               WEIGHTED
                                                                               AVERAGE
                                                              FISCAL 1997      EXERCISE
                                                                OPTIONS          PRICE
     Outstanding at October 31, 1996                            214,958        $  5.27
       Granted                                                  241,700        $  3.74
       Exercised                                                (11,140)       $ (2.15)
       Cancelled                                                 (6,000)       $ (4.25)
                                                              ---------      ---------
     Outstanding at October 31, 1997                            439,518        $  2.61
                                                              ---------      ---------
     Exercisable at October 31, 1997                            393,118
     Weighted average fair value of options
       granted during the year                                                 $  2.16

5. COMMITMENTS AND CONTINGENCIES

   EMPLOYMENT AGREEMENTS

   The Company has employment agreements through 2001 with certain officers and employees. The agreements call for minimum base salaries for the years ending October 31, 1998, 1999, 2000, and 2001 of approximately $2,394,000,
   $2,350,000, $2,387,000, and $958,000, respectively.

   LEASES

   The Company leases certain of its office facilities under operating leases expiring at various dates through 2002. Rent expense amounted to $184,729 and $146,426 for the years ended October 31, 1997 and 1996, respectively. Annual lease payments for the years ending October 31, 1998, 1999, 2000, 2001, and 2002 will approximate $239,000, 123,000, $91,000, $45,000, and $46,000,
   respectively.

COLLEGE TELEVISION NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   OTHER COMMITMENTS AND CONTINGENCIES

   In connection with the Company's acquisition of the rights to and inventory of video jukeboxes in 1991, the Company agreed to pay two former stockholders an aggregate of $100,000, one-half being payable at such time as the Company's net pre-tax income equals at least $500,000, and the balance being payable at such time as the Company has an additional $500,000 in net pre-tax earnings. The Company will provide for these contingent liabilities at the time in which ultimate payment is considered probable.

   On November 5, 1996, the Company signed an agreement with Turner Private Networks, Inc. to provide news and sports programming on CTN during the period from April 1, 1997 to March 31, 2000 for an aggregate cost of $890,095, payable in equal installments during the term of the agreement after an initial payment of $30,000.

   The Company executed an equipment rental agreement with Hughes Network Systems on November 6, 1996. The agreement calls for the installation of 200 systems for receiving satellite transmissions with payments aggregating $328,032 over a three-year period. At the end of such period, the Company may purchase the equipment for $1.00. This equipment is accounted for as a capital lease with the related asset of $242,060 and liability of $249,694 included in the Balance Sheet at October 31, 1997. Future minimum lease payments are contingent upon the total number of systems leased at any given time. The Company is currently researching the feasibility of a new broadcast platform for CTN. The impact of this potential change in delivery methods to the financial statements cannot be determined at this time.

6. INCOME TAXES

   At October 31, 1997, the Company has net operating loss carryforwards of approximately $14,400,000 expiring through the year 2012. Due to an ownership change in April 1997, utilization of approximately $12,100,000 of the net operating loss carryforwards is limited to approximately $1,200,000 per year.

   The components of the deferred income tax assets arising under FAS 109 were as follows:

                                                             OCTOBER 31,
                                                                 1997
     Deferred tax assets
       Net operating loss carryforwards                       $ 4,875,000
       Expenses not currently deductible                          450,000
       Less valuation allowance                               $(5,325,000
                                                            -------------
          Balance                                             $         -
                                                            -------------

   The change in the valuation allowance in the years ended October 31, 1997 and October 31, 1996 was $1,340,000 and $698,000, respectively, which was principally attributable to the benefit from the increase in the net operating loss carryforwards for such years.

COLLEGE TELEVISION NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7. RELATED PARTY TRANSACTIONS

   Commissions and fees of approximately $67,000 and $96,000 were paid to a member of the Board of Directors of the Company during fiscal year 1997 and 1996, respectively.


8. SUBSEQUENT EVENTS

   As of October 6, 1997, the Company had 40,075,766 shares of common stock outstanding. On October 6, 1997, Holdings, the majority stockholder, consented to an amendment to effect a one-for-five reverse stock spit (the "Reverse Stock Split") and a related change in par value of the Company's common stock which became effective on November 12, 1997.

   Adoption of the Reverse Stock Split reduced the presently issued and outstanding shares of common stock from 40,075,766 to approximately 8,015,153. As a result of the Reverse Stock Split, the stockholders of the Company own one-fifth of the number of shares of common stock previously owned, but have not experienced a decrease in their relative percentages of stock ownership in the Company. Although the effective date of the Reverse Stock Split was November 12, 1997, all amounts and per share data reflected in these financial statements reflect the impact of the Reverse Stock Split.

   With the exception of changes resulting from the Reverse Stock Split and the change in par value, the rights and privileges of holders of shares of common stock remain the same after the Reverse Stock Split.

   On January 12, 1998, the Company completed an acquisition of the assets of Link Magazine from Creative Media Generations, Inc. Link Magazine is a New York based publication sent to college students. The magazine generates revenue through advertising sales. Management believes that this acquisition does not have a material impact on the Company's historical financial statements.

EXHIBIT
NUMBER                                   DESCRIPTION
-------  --------------------------------------------------------------------

  3.1    Restated Certificate of Incorporation of the Registrant

  3.2    Amended and Restated Bylaws of the Registrant

  4.1    Form of Class C. Warrant

  4.2 Equity Protection Agreement, dated April 25, 1997, between the Registrant and U-C Holdings, L.L.C.

  4.3 Equity Protection Agreement, dated April 25, 1997, between the Registrant and U-C Holdings, L.L.C.

  4.4 Equity Protection Agreement, dated April 25, 1997, between the Registrant and U-C Holdings, L.L.C.

  4.5 Equity Protection Agreement, dated April 25, 1997, between the Registrant and U-C Holdings, L.L.C.

  4.6    Specimen certificate representing Common Stock
         (incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1
         (No. 33-44935), as amended, declared effective on June 10, 1992 (the "Form S-1")

 10.1 Employment Agreement, dated as of April 29, 1997, between the Registrant and Jason Elkin

 10.2 Employment Agreement, dated as of April 29, 1997, between the Registrant and Joseph D. Gersh

 10.3 Employment Agreement, dated as of April 29, 1997, between the Registrant and John T. Dobson III

 10.4 Employment Agreement, dated as of April 25, 1997, between the Registrant and Peter Kauff

 10.5 Employment Agreement, dated as of September 10, 1997, between the Registrant and Patrick G. Doran

 10.6 Registrant's 1990 Performance Equity Plan (incorporated herein by reference by Exhibit 10.4 to the Form S-1)

 10.7 Registrant's Outside Directors' 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1994, filed on January 30, 1995 (the "1994 Form 10-KSB")

 10.8 Registrant's 1996 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Registrant's definitive proxy statement with respect to its 1996 Annual Meeting of Stockholders statement with respect to its 1996 Annual Meeting of Stockholders on Form 14A, filed on July 1, 1996 (the "1996 Proxy Statement")

 10.9    Registrant's Outside Directors' 1996 Stock Option Plan
         (incorporated herein by reference to Exhibit B to the 1996 Proxy Statement)

 10.10 Programming Agreement, dated as of November 5, 1996, by and between the Registrant and Turner Private Networks, Inc. (incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996)

 10.11 Equipment Rental Agreement, dated November 22, 1996, between the Registrant and Hughes Network Systems, Inc. doing business as DirecPC (incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended
         October 31, 1996)

 10.12   Registration Rights Agreement, dated as of April 25,
         1997, between the Registrant and U-C Holdings, L.L.C.

 10.13 Purchase Agreement, dated as of April 25, 1997, between the Registrant and U-C Holdings, L.L.C.

 10.15   Lease, dated June 13, 1997, between the Atlanta Board of
         Realtors Educational Foundation, Inc. and the Registrant, and Lease Addendum thereto, dated October 31, 1997

 16.1 Letter of Richard A. Eisner & Company regarding change in certifying account

 27      Financial Data Schedule