Form 10QSB
period 1997-12-31
COLLEGE TELEVISION NETWORK INC
filed 1998-02-13
CIK 876013

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of
1934

For the transition period from November 1, 1997 to December 31, 1997
                               ----------------    -----------------

                         Commission file number 0-19997
                                                -------

                       College Television Network, Inc.
     ---------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


                    Delaware                           13-3557317
                    --------                           ----------
           (State or Other Jurisdiction of          (I.R.S. Employer
          Incorporation or Organization)          Identification No.)


             5784 Lake Forrest Drive. Suite 275 Atlanta, GA  30328
     ---------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (404) 256-4444
     ---------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

        UC Television Network Corp. 645 Fifth Avenue New York, NY  10022
     ---------------------------------------------------------------------
                        Fiscal year ended was October 31
                        --------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No___
     -

Number of shares of common stock outstanding as of January 30, 1998:  8,015,148

   Transitional Small Business Disclosure Format (check one):  Yes___  No  X
                                                                           -

ITEM 1.  FINANCIAL STATEMENTS


                       College Television Network, Inc.
                                 BALANCE SHEET
                               December 31, 1997
                                  (Unaudited)
                                    ASSETS

Current assets:
   Cash and cash equivalents..............................................          $ 11,438,289
   Accounts receivable....................................................             1,122,069
   Prepaid expenses.......................................................                72,044
   Other current assets...................................................                29,070
                                                                               -----------------
      Total current assets................................................            12,661,472

Property and equipment, net...............................................             2,027,244
Other assets..............................................................                18,103
                                                                               -----------------
     TOTAL ASSETS.........................................................          $ 14,706,819
                                                                               =================

                                  LIABILITIES

 Current liabilities:
    Accounts  payable.....................................................          $    216,221
    Accrued expenses......................................................               810,208
    Dividends payable.....................................................                 2,309
    Current portion of capital lease obligation...........................               154,975
     Total current liabilities............................................             1,183,713
                                                                               -----------------
 Long-term portion of capital leases......................................                94,719
                                                                               -----------------
 Redeemable preferred stock...............................................                 3,333
                                                                               -----------------
TOTAL LIABILITIES.........................................................          $  1,281,765
                                                                               -----------------

                             STOCKHOLDERS' EQUITY

Capital stock:
  Preferred stock - $.001 par; authorized
     500,000 shares; none issued
  Common stock - $.005 par; authorized 100,000,000 shares;
     issued and outstanding 8,015,153 shares..............................                40,076
Additional paid in capital................................................            30,241,704
Accumulated deficit.......................................................           (16,856,726)
                                                                               -----------------
      Total stockholders' equity..........................................            13,425,054
                                                                               -----------------

      TOTAL...............................................................          $ 14,706,819
                                                                               =================

The accompanying notes are an integral part of the financial statements.

                       COLLEGE TELEVISION NETWORK, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                 Two Months Ended
                                                                                   December 31,
                                                                             1997                  1996
                                                                      -----------------      -----------------
Revenues.......................................................         $   595,846             $  416,250
Interest.......................................................             110,879                  7,335
                                                                      -----------------      -----------------
        Total revenues.........................................             706,725                423,585
                                                                      -----------------      -----------------

Expenses
        Operating..............................................             326,159                189,999
        Selling, general, and administrative...................           1,380,836                447,565
        Depreciation and amortization..........................             135,657                120,496
                                                                      -----------------      -----------------
                                                                          1,842,652                758,060
                                                                      -----------------      -----------------

NET LOSS. . . . . . . . . . . . . . . .........................         $(1,135,927)            $ (334,475)
                                                                      =================      =================

Loss per share . . . . . . . . . . . . ........................         $     (0.14)            $    (0.15)

Weighted average number of
 common shares outstanding. . ..................................          8,015,153              2,185,831

   The accompanying notes are an integral part of the financial statements.

                       COLLEGE TELEVISION NETWORK, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     Two Months Ended
                                                                                        December 31,
                                                                            ----------------------------------

                                                                                 1997                  1996
                                                                            -------------          -----------
Cash flows from operating activities:
   Net loss............................................................       $(1,135,927)          $ (334,475)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization...................................           135,657              120,496
       Changes in operating assets and liabilities:
         (Increase) in accounts receivable.............................          (113,279)            (170,191)
         Decrease in prepaid expenses..................................            24,128               22,578
         Decrease (increase) in other current assets...................             1,785              (17,524)
         (Decrease) increase in accounts payable ......................          (252,410)              66,341
         (Decrease) increase  in accrued expenses.......................           (62,208)              22,304
                                                                              -----------           ----------

           Net cash used in operating activities.......................        (1,402,254)            (290,471)
                                                                              -----------           ----------

Cash flows used in investing activities:
   Purchases of property and equipment.................................          (253,929)            (157,866)
                                                                              -----------           ----------

           Net cash used in investing activities.......................          (253,929)            (157,866)
                                                                              -----------           ----------

Cash flows from financing activities:
   Net proceeds from exercise of stock options.........................               --                23,952
                                                                              -----------           ----------

           Net cash provided by financing activities...................               --                23,952
                                                                              -----------           ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS..............................        (1,656,183)            (424,385)

Cash - beginning of period.............................................        13,094,472            1,158,738
                                                                              -----------           ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD..............................       $11,438,289           $  734,353
                                                                              ===========           ==========

The accompanying notes are an integral part of the financial statements.

                       COLLEGE TELEVISION NETWORK, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended October 31, 1997 included in the Annual Report as filed on Form 10-KSB with the United States Securities and Exchange Commission.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The results of operations for the two months ended December 31, 1997 are not necessarily indicative of the results of operations for a full fiscal year of the Company.

NOTE (A) - The Company:
----------------------

     College Television Network, Inc., formerly UC Television Network Corp. ("the Company"), is a broadcasting company which owns and operates the College Television Network ("CTN"), a proprietary commercial television network operating on college and university campuses, through single channel television systems placed primarily in campus dining facilities and student unions. Substantially all of the Company's revenues are derived from advertising displayed on CTN. At December 31, 1997, the Company had an installed base of approximately 241 entertainment systems at various colleges and universities throughout the United States.

     The Company's revenues are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company generates a significant portion of its revenues during the period of September through May and substantially less revenues during the summer months when colleges and universities do not hold regular classes.

NOTE (B) - Commitments and Contingencies:
----------------------------------------

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

     The Company executed an equipment rental agreement with Hughes Network Systems on November 6, 1996. The agreement calls for the installation of 200 systems for receiving satellite transmissions with payments aggregating $328,032 over a three-year period. At the end of such period, the Company may purchase the equipment for $1.00. The equipment is accounted for as a capital lease with the related asset of

$242,060 and liability of $249,694 included in the Balance Sheet at December 31, 1997. Future minimum lease payments are contingent upon the total number of systems leased at any given time. The Company is currently researching the feasibility of a new broadcast platform for CTN. The impact of this potential change in delivery methods to the financial statements cannot be determined at this time.


NOTE (C)-

Subsequent Events:
-----------------

               The Company acquired Link Magazine, a New York City-based publication to college students, from Creative Media Generations, Inc,. a New Jersey corporation ("Creative Media") on January 12, 1998. Founded in 1993, Link Magazine is a free publication sent to approximately 1,000,000 college students at 358 colleges and universities, through a proprietary distribution process. The magazine generates revenues through advertising sales. In the fiscal years ended December 31, 1997 and December 31, 1996, the magazine generated revenues of approximately $1,074,000 and $1,520,000, respectively; however, the magazine has not generated any profits.

          The Company acquired substantially all of the assets of Creative Media in exchange for the assumption of certain liabilities of Creative Media. The Company entered into employment agreements with Peter L. Kraft, the President of Creative Media and Benjamin A. Stark, Jr., the Executive Vice-President of Creative Media. The Company also entered into a five year Consulting Agreement with Arthur H. Diedrick, Jr., the Chairman of Creative Media.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATION

     The Company is a broadcasting company which owns and operates the College Television Network ("CTN"), a proprietary commercial television network operating on college and university campuses, through single-channel television systems (collectively, the "Systems" and individually, a "System") placed free of charge primarily in campus dining facilities and student unions. Substantially all of the Company's revenues are derived from advertising displayed on CTN. At December 31, 1997, CTN was installed or contracted for installation at approximately 281 locations at various colleges and universities throughout the United States. The Company believes CTN currently reaches a viewership of approximately 800,000 daily impressions.

     The Company's revenues are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company generates a significant portion of its revenues during the period of September through May and substantially less revenues during the summer months when colleges and universities do not hold regular classes.

     The following table sets forth certain financial data derived from the Company's statement of operations for the two month transitional period ended December 31, 1997 and December 31, 1996:

                                                                 Two Months ended             Two Months ended
                                                                 December 31, 1997            December 31, 1996
                                                                 -----------------            -----------------
                                                                              % of                         % of
                                                                     $        Revenues            $        Revenues
                                                                 ---------------------        ---------------------
Revenues...................................                       595,846      100%            416,250        100%

Operating expenses.........................                       326,159       55             189,999         46

Selling, general, and administrative.......                     1,380,836      232             447,565        108

Depreciation and amortization..............                       135,657       23             120,496         29

Interest income............................                       110,879       19               7,335          2

Net loss...................................                     1,135,927      191             334,475         80

     Revenues increased by 43% to 595,846 for the two months ended December 31, 1997 from $416,250 for the comparable period last year. Increased commitments from existing customers combined with new customers was the primary source of this increase. In addition, the Company increased its advertising rates charged during the fiscal year ended October 31, 1997 ("Fiscal 1997"). The Company recently changed its fiscal year end for years subsequent to Fiscal 1997 to December 31. The Company anticipates continued sales growth during the year ending December 31, 1998 ("Fiscal 1998") by continuing to expand its advertiser base and by further increasing the amount charged for its advertising spots to reflect the anticipated increase in viewership. Although the Company has agreements with national advertisers and has held discussions or had prior agreements with other national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising time from the Company, or that future significant advertising revenues will ever be generated. A failure to significantly increase advertising revenues could have a material impact on the operations of the Company.

     Operating expenses increased to $326,159 for the two month period ended December 31, 1997 from $189,999 for the same period last year. The increase over the comparible prior year period is primarily attributable to additional programming costs for improved programming for CTN. Furthermore, the Company incurred expenses in 1997 directly related to the commencement of satellite transmission of the network.

     Selling, general, and administrative ("SG&A") expenses increased to $1,380,836 for the two month period ended December 31, 1997 from $447,565 for the same period last year. The primary reasons for this increase are attributable to the Company's efforts to increase market awareness for the network. This is being achieved by expanding the Company's management team, advertising and affiliate sales forces, opening additional regional sales offices, and instituting a more aggressive advertising and marketing campaign for CTN. Although a significant increase in these expenses was incurred during Fiscal 1997, the Company believes a benefit will be achieved in future years as the network's advertising revenues and numbers of affiliates continues to grow.

     Depreciation and amortization expense totaled $135,657 for the two month period ended December 31, 1997 as compared to $120,496 for the comparable prior year period. The 1997 increase is primarily attributable to System retrofit costs associated with the change to a satellite delivered system.

     Interest income increased to $110,879 for the two month period ended December 31, 1997 as compared to $7,335 for the comparable prior year period. The significant increase in 1997 is attributable to higher interest rates and greater average cash balances directly related to the April 1997 purchase of a majority of the Company's Common Stock by U-C Holdings, L.L.C., a Delaware limited liability company.

     The Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue in Fiscal 1998. The net loss increased to $1,135,927 for the two month period ended December 31, 1997 as compared to $334,475 for the comparable prior year period. The large increase in the 1997 net loss for this two month period is reflective of the Company's continued efforts to expand the advertising and affiliate bases. The Company has spent more on programming, system installation, maintenance and overhead expenses as the number of employees has increased significantly. Management of the Company believes this expansion is necessary in order to grow the advertising and affiliate levels to a point where the Company will achieve profitability.

FINANCIAL CONDITION AND LIQUIDITY

     At December 31, 1997, the Company had working capital of $11,477,759. At such date, the Company's cash and cash equivalents totaled $11,438,289.

     Cash used in operations increased to $1,402,218 during the two months ended December 31, 1997 from $290,551 for the comparable period last year. The impact of increased sales during the two month period ended December 31, 1997 was more than offset by additional expenditures related to personnel added as part of the Company's effort to expand its network and advertiser base. This increase was also attributable to the timing of collections of accounts recievable and payments of accounts payable.

     Purchases of property and equipment increased to $253,965 during the two months ended December 31, 1997 from $157,786 for the comparable period last year due to the purchase of additional network systems coupled with the purchase of furniture and equipment needed for the addition of new regional offices and additional employees hired during the fiscal year.

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

Item 1.   Legal Proceedings.
               None.

Item 2.   Changes in Securities.
               None.

Item 3.   Defaults Upon Senior Securities.
               None.

Item 4.   Submission of Matters to a Vote of Security-Holders.
               None.

Item 5.   Other Information.
               The Company acquired Link Magazine, a New York City-based publication to college students, from Creative Media Generations, Inc,. a New Jersey corporation ("Creative Media") on January 12, 1998. Founded in 1993, Link Magazine is a free publication sent to approximately 1,000,000 college students at 358 colleges and universities, through a proprietary distribution process. The magazine generates revenues through advertising sales. In the fiscal years ended December 31, 1997 and December 31, 1996, the magazine generated revenues of approximately $1,074,000 and $1,520,000, respectively; however, the magazine has not generated any profits.

          The Company acquired substantially all of the assets of Creative Media in exchange for the assumption of certain liabilities of Creative Media. The Company entered into employment agreements with Peter L. Kraft, the President of Creative Media and Benjamin A. Stark, Jr., the Executive Vice-President of Creative Media. The Company also entered into a five year Consulting Agreement with Arthur H. Diedrick, Jr., the Chairman of Creative Media.

Item 6.   Exhibits and Reports on Form 8-K.
               (a)  Exhibit 27 - Financial Data Schedule
               (b) A report on Form 8-K dated November 24, 1997 disclosed the resignation of C. Thomas McMillen as a director of the Company effective as of November 24, 1997. No other reports on Form 8-K have been filed for the transition period for which this report is being filed.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COLLEGE TELEVISION NETWORK INC.
                                                     Registrant


Date: February 13, 1998                              /s/ Jason Elkin
                                          --------------------------------------

                                          Jason Elkin
                                          Chief Executive Officer and
                                          Chairman of the Board
                                          (Principal Executive Officer)


Date: February 13, 1998                              /s/ Patrick Doran
                                          --------------------------------------

                                          Patrick Doran
                                          Chief Financial Officer, Secretary and
                                           Treasurer (Principal Accounting
                                           and Financial Officer)