Form 10QSB
period 1998-03-31
COLLEGE TELEVISION NETWORK INC
filed 1998-05-15
CIK 876013

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of
1934

For the Quarterly period from January 1, 1998 to March 31, 1998
                              ---------------    --------------

                        Commission file number 0-19997
                                               -------

                       College Television Network, Inc.
                       --------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


                     Delaware                          13-3557317
                     --------                         -------------
           (State or Other Jurisdiction of          (I.R.S. Employer
            Incorporation or Organization)          Identification No.)

              5784 Lake Forrest Drive. Suite 275 Atlanta, GA  30328
              -----------------------------------------------------
                    (Address of Principal Executive Offices)

                                (404) 256-9630
                                --------------
                 (Issuer's Telephone Number, Including Area Code)

                                      N/A
                                      ---
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X        No
                                   ---          ---

Number of shares of common stock outstanding as of May 13, 1998:  8,015,153

   Transitional Small Business Disclosure Format (check one):  Yes    No  X
                                                                   --    --

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. Financial Statements

                       College Television Network, Inc.
                                 BALANCE SHEET
                                March 31, 1998
                                  (Unaudited)

                                         ASSETS
Current assets:
   Cash and cash equivalents............................................................               $  9,348,397
   Accounts receivable, net of allowance of $25,000.....................................                  1,445,632
   Prepaid expenses.....................................................................                     97,418
   Other current assets.................................................................                     73,139
                                                                                                       ------------
      Total current assets..............................................................                 10,964,586

Property and equipment, net.............................................................                  2,514,183
Other assets............................................................................                     26,788
Intangible assets, net..................................................................                    364,918
                                                                                                       ------------

      Total assets......................................................................               $ 13,870,475

                                       LIABILITIES
 Current liabilities:...................................................................
    Accounts payable....................................................................               $    451,993
    Accrued expenses....................................................................                  1,747,800
    Deferred revenue....................................................................                    155,626
    Dividends payable...................................................................                      2,309
    Current portion of capital lease obligation.........................................                    176,403
      Total current liabilities.........................................................                  2,534,131
Long-term portion of capital leases.....................................................                     73,291

Redeemable preferred stock..............................................................                      3,333

      Total liabilities.................................................................                  2,610,755

                                    STOCKHOLDERS' EQUITY
Capital stock:
  Preferred stock-$.001 par; authorized 2,000,000 shares
  Common stock - $.005 par; authorized 100,000,000 shares;
     issued and outstanding 8,015,153 shares............................................                     40,076
  Additional paid in capital............................................................                 30,241,704
  Accumulated deficit...................................................................                (19,022,060)
      Total stockholders' equity........................................................                 11,259,720

      Total liabilities, redeemable preferred stock and stockholders' equity............               $ 13,870,475

   The accompanying notes are an integral part of the financial statements.

                       COLLEGE TELEVISION NETWORK, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                      Three Months Ended
                                                                                                            March 31,
                                                                                                1998                        1997
                                                                                                ----                        ----
Revenues...........................................................................          $ 1,770,978                $   872,383
Interest...........................................................................              145,292                      2,732
                                                                                             -----------                -----------
         Total revenues............................................................            1,916,270                    875,115
                                                                                             -----------                 ----------


Expenses
         Operating.................................................................              611,474                    178,660
         Selling, general and administrative.......................................            3,263,321                    601,729
         Depreciation and amortization.............................................              206,809                    189,737
                                                                                             -----------                 ----------
                                                                                               4,081,604                    970,126
                                                                                             -----------                 ----------


Net loss...........................................................................          $(2,165,334)                $  (95,011)
                                                                                             ===========                 ==========

Loss per share (1997 share information restated for one-for-five stock
   split occurring on October 6, 1997).............................................               $(0.27)                    $(0.04)


Weighted average number of common shares outstanding...............................            8,015,153                  2,196,971


   The accompanying notes are an integral part of the financial statements.

                       COLLEGE TELEVISION NETWORK, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                        1998                       1997
                                                                                       ------                     ------
Cash flows from operating activities:
   Net loss....................................................................         $(2,165,334)                  $(95,011)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Depreciation and amortization............................................             206,809                    189,737
      Changes in operating assets and liabilities, net of the effect of acquisition.............................................................
         (Increase) decrease in accounts receivable............................            (265,664)                    38,083
         (Increase) decrease in prepaid expenses ..............................             (21,857)                     6,594
         (Increase) decrease in other current assets...........................             (42,614)                    18,687
         Decrease in accounts payable .........................................            (111,095)                   (98,731)
         Increase (decrease) in accrued expenses...............................             904,084                   (138,024)
         Decrease in deferred revenue..........................................             (80,626)                        -0-
         Increase in capital lease obligations.................................                  -0-                   188,861
                                                                                        -----------                   --------
           Net cash (used in) provided by operating activities.................          (1,576,297)                   110,196
                                                                                        ===========                   ========
Cash flows used in investing activities:
   Purchases of property and equipment.........................................            (622,804)                  (247,935)
   Cash acquired through acquisition...........................................             109,209                         -0-
                                                                                        -----------                   --------
      Net cash used in investing activities....................................            (513,595)                  (247,935)
                                                                                        ===========                   ========

Net decrease in cash and cash equivalents......................................          (2,089,892)                  (137,739)

Cash and cash equivalent, beginning of period..................................          11,438,289                    734,353
                                                                                        -----------                   --------

Cash and cash equivalents, end of period.......................................         $ 9,348,397                  $ 596,614
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

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and the statements of cash flows for the three months ended March 31, 1998 and 1997.

     The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results of operations for a full fiscal year of the Company.

NOTE (A) - THE COMPANY
----------------------

     College Television Network, Inc. ("the Company"), is a broadcasting company which owns and operates the College Television Network ("CTN"), a proprietary commercial television network operating on college and university campuses, through single channel television systems placed primarily in campus dining facilities and student unions. Substantially all of the Company's revenues are derived from advertising displayed on CTN. At March 31, 1998 and 1997, the Company had an installed base of approximately 272 and 214 entertainment systems, respectively at various colleges and universities throughout the United States.

     The Company's revenues are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company generates a significant portion of its revenues during the period of September through May and substantially less revenues during the summer months when colleges and universities do not hold regular classes.

NOTE (B) - ACQUISITION
----------------------

     On January 12, 1998, the Company acquired Link Magazine ("Link"), a New York City-based publication to college students, from Creative Media Generations, Inc., a New Jersey corporation ("Creative Media"). Founded in 1993, Link Magazine is a free publication sent to approximately 1,000,000 college students at 358 colleges and universities, through a proprietary distribution process. The magazine generates revenues through advertising sales.

     The Company acquired substantially all of the assets of Link in exchange for the assumption of certain liabilities in the approximate amount of $370,000. The acquisition has been accounted for under the purchase method of accounting. Goodwill in the approximate amount of $345,000 relating to this transaction will be amortized over fifteen years on a straight line basis. The Company entered into two employment agreements and a consulting agreement with certain officers of Creative Media.

     Link's results of operations are not considered material to the Company's financial statements. The results of operations of Link are included in the Company's statement of operations from the acquisition date through March 31, 1998.

NOTE (C) - COMMITMENTS AND CONTINGENCIES
----------------------------------------

     The Company executed an equipment rental agreement with Hughes Network Systems on November 6, 1996. The agreement calls for the installation of 200 systems for receiving satellite transmissions with payments aggregating $328,032 over a three-year period. At the end of such period, the Company may purchase the equipment for $1.00. The equipment is accounted for as a capital lease with the related asset of $242,060 and liability of $249,694 included in the balance sheet at March 31, 1998. Future minimum lease payments are contingent upon the total number of systems leased at any given time. The Company is currently in negotiations with two companies regarding services related to Direct Video Broadcast ("DVB") platform for CTN. The impact of this potential change in delivery methods to the financial statements cannot be determined at this time.

     On March 21, 1998, the Company entered into a severance agreement with one of its senior executives. The agreement provides for payments of approximately $870,000 over a three year period ending in April, 2001. A provision for this obligation is included in the Company's statement of operations for the three months ended March 31, 1998. As of March 31, 1998, the Company has paid approximately $21,500 of this obligation.

     On March 27, 1998, the Company signed an agreement with Turner Private Networks, Inc., effective as of January 1, 1998, to provide news and sports programming on CTN through December 31, 2002. The total license fee is approximately $2,900,000. This agreement supercedes the prior programming agreement entered into on November 5, 1996.

NOTE (D) - PROPERTY AND EQUIPMENT
---------------------------------

Property and equipment consists of the following:

                                                                                           March 31, 1998
                Entertainment systems, completed                                              $ 3,989,066
                Entertainment systems, in progress                                                 55,902
                Machinery and equipment                                                           825,828
                Furniture and fixtures                                                            254,747
                DVB equipment                                                                     313,910
                                                                                              -----------
                                                                                                5,439,453
                Less accumulated depreciation and amortization                                 (2,925,270)
                                                                                              -----------

                Property and equipment, net                                                   $ 2,514,183
                                                                                              -----------

As discussed in Note C, amounts related to DVB equipment result from the anticipated change in the Company's delivery methodology from the current send and store method to a direct video broadcast method.



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

RESULTS OF OPERATIONS

     The Company is a broadcasting company which owns and operates the College Television Network ("CTN"), a proprietary commercial television network operating on college and university campuses, through single-channel television systems (collectively, the "Systems" and individually, a "System") placed primarily in campus dining facilities and student unions. Substantially all of the Company's revenues are derived from advertising displayed on CTN. At March 31, 1998, CTN was installed or contracted for installation at approximately 331 locations at various colleges and universities throughout the United States.
The Company believes CTN currently reaches a viewership of approximately 800,000 daily impressions.

     The Company's revenues are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company generates a significant portion of its revenues during the period of September through May and substantially less revenues during the summer months when colleges and universities do not hold regular classes.

     The following table sets forth certain financial data derived from the Company's statement of operations for the three months ended March 31, 1998 and March 31, 1997:

                                                              Three Months Ended   Three Months Ended
                                                                March 31, 1998       March 31, 1997
                                                                --------------       --------------
                                                                      % of                 % of
                                                                  $  Revenues           $  Revenues
                                                            -------------------------------------------
     Revenues................................                  1,770,978   100%       872,383   100%

     Operating expenses......................                    611,474    35        178,660    20

     Selling, general and administrative.....                  3,263,321   184        601,729    69

     Depreciation and amortization...........                    206,809    12        189,737    22

     Interest income.........................                    145,292     8         2,732      -

     Net loss................................                  2,165,334   122        95,011     11


     Revenues increased by 103% to 1,770,978 for the three months ended March 31, 1998 from $872,383 for the comparable period last year. Increased commitments from existing customers combined with new customers and the addition of "Link" magazine revenue was the primary source of this increase. In addition, the Company increased its advertising rates charged during the fiscal year ended October 31, 1997 ("Fiscal 1997"). The Company recently changed its fiscal year end for years subsequent to Fiscal 1997, to December 31. The Company anticipates continued sales growth during the year ending December 31, 1998 ("Fiscal 1998") by continuing to expand its advertiser base and by further increasing the amount charged for its advertising spots to reflect the anticipated increase in viewership. Although the Company has agreements with national advertisers and has held discussions or had prior agreements with other national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising time from the Company, or that future significant advertising revenues will ever be generated. A failure to significantly increase advertising revenues could have a material impact on the operations of the Company.

     Operating expenses increased to $611,474 for the three month period ended March 31, 1998 from $178,660 for the same period last year. The increase over the comparable prior year period is primarily attributable to additional programming costs for improved programming for CTN. Furthermore, the Company incurred expenses in 1998 directly related to the commencement of satellite transmission of the network.

     Selling, general and administrative expenses increased to $3,263,321 for the three month period ended March 31, 1998 from $601,729 for the same period last year. A significant portion of this increase is directly attributable to severance obligations for a senior executive of the Company. (See Note C for additional information). Other reasons for this increase are attributable to the Company's efforts to increase market awareness for the network. This is being achieved by expanding the Company's management team, advertising and affiliate sales forces, opening additional regional sales offices, and instituting a more aggressive advertising and marketing campaign for CTN.

     Depreciation and amortization expense totaled $206,809 for the three month period ended March 31, 1998 as compared to $189,737 for the comparable prior year period. The 1998 increase is primarily attributable to the installation of systems in new schools and equipment for the addition of staff.

     Interest income increased to $145,292 for the three month period ended March 31, 1998 as compared to $2,732 for the comparable prior year period. The significant increase in 1998 is attributable to higher interest rates and greater average cash balances directly related to the April 1997 purchase of a majority of the Company's Common Stock by U-C Holdings, L.L.C., a Delaware limited liability company.

     The Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue in Fiscal 1998. The net loss increased to $2,165,334 for the three month period ended March 31, 1998 as compared to $95,011 for the comparable prior year period. Approximately forty percent of the net loss for the quarter is directly attributable to the severance obligation discussed in Note C. The increase in the 1998 net loss for this three month period is reflective of the Company's continued efforts to expand the advertising and affiliate bases. The Company has spent more on programming, system installation, maintenance and overhead expenses as the number of employees has increased significantly. Management of the Company believes this expansion is necessary in order to grow the advertising and affiliate levels to a point where the Company will achieve profitability.

FINANCIAL CONDITION AND LIQUIDITY

     At March 31, 1998, the Company had working capital of $8,430,455. At such date, the Company's cash and cash equivalents totaled $9,348,397.

     Cash (used in) provided by operations increased to $(1,576,297) during the three months ended March 31, 1998 from $110,196 for the comparable period last year, net of the effect of the Link acquisition. The impact of increased sales during the three month period ended March 31, 1998 was more than offset by additional expenditures related to personnel added as part of the Company's effort to expand its network and advertiser base and the timing of collections of accounts receivable and payments of accounts payable.

     Purchases of property and equipment, net of the effect of the Link acquisition, increased to $622,804 during the three months ended March 31, 1998 from $247,935 for the comparable period last year due to the purchase of additional network systems, equipment associated with the commencement of the DVB broadcast platform, coupled with the purchase of furniture and equipment needed for the addition of new regional offices and additional employees hired during the fiscal year.

     On March 27, 1998, the Company signed an agreement with Turner Private Networks, Inc. to provide news and sports programming on CTN through December 31, 2002. The total license fee is approximately $2,900,000. This agreement supercedes the prior programming agreement entered into on November 5, 1996.

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

                                    PART II
                               OTHER INFORMATION

Item 1.    Legal Proceedings.
               None.

Item 2.    Changes in Securities.
               None.

Item 3.    Defaults Upon Senior Securities.
               None.

Item 4.    Submission of Matters to a Vote of Security-Holders.
               By written consent on January 30, 1998, of U-C Holdings, LLC, the majority stockholder which holds 5,818,181 shares of common stock of the Company, representing approximately 72.6% of the total shares of common stock then outstanding, the Company adopted (i) amendments to the Company's 1996 Stock Incentive Plan, Outside Directors' 1996 Stock Option Plan, and 1990 Performance Equity Plan; and (ii) amendments to the Company's Amended and Restated Bylaws. The Company mailed a Schedule 14C Information Statement to beneficial holders of the Company's common stock on or about February 23, 1998 in connection with such actions.

Item 5.    Other Information.
               None.

Item 6.    Exhibits and Reports on Form 8-K.
               (a)  Exhibits:

Exhibit        Description
-------        -----------
Exhibit 3(ii)  Amended and Restated Bylaws of the Registrant, as amended
Exhibit 10.1   First Amendment to Outside Directors' 1996 Stock Option Plan
Exhibit 10.2   First Amendment to 1990 Performance Equity Plan
Exhibit 10.3   First Amendment to 1996 Stock Incentive Plan
Exhibit 10.4   Programming and Services Agreement, dated effective as of January 1, 1998, between
               Registrant and Turner Private Networks, Inc.
Exhibit 10.5   Installation Agreement (Phase I), dated March 13, 1998, between the Registrant and
               Crawford Communications, Inc.
Exhibit 27     Financial Data Schedule

                (b)      Reports on Form 8-K:
                                 None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COLLEGE TELEVISION NETWORK, INC.
                                                          Registrant



Date: May 14, 1998                      /s/ Jason Elkin
                                        ---------------

                                        Jason Elkin
                                        Chief Executive Officer and
                                        Chairman of the Board
                                        (Principal Executive Officer)



Date: May 14, 1998                      /s/ Patrick Doran
                                        -----------------

                                        Patrick Doran
                                        Chief Financial Officer, Secretary and
                                         Treasurer (Principal Accounting
                                         and Financial Officer)