Form 10QSB
period 1998-06-30
COLLEGE TELEVISION NETWORK INC
filed 1998-08-14
CIK 876013

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of
1934

For the Quarterly period from April 1, 1998 to June 30, 1998
                              -------------    -------------

                        Commission file number 0-19997
                                               -------

                       College Television Network, Inc.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


                 Delaware                                13-3557317
                 --------                              --------------
       (State or Other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization)               Identification No.)

             5784 Lake Forrest Drive. Suite 275 Atlanta, GA  30328
       -----------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (404) 256-9630
       -----------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

                                      N/A
       -----------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

Number of shares of common stock outstanding as of August 13, 1998:  8,015,153

   Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                                  ---    ---

ITEM 1. Financial Statements

                       College Television Network, Inc.
                                 BALANCE SHEET
                                 June 30, 1998
                                  (Unaudited)

                                    ASSETS
Current assets:
  Cash and cash equivalents...................................................   $  5,997,511
  Accounts receivable, net of allowance of $25,000............................      1,501,019
  Prepaid expenses............................................................        196,086
  Other current assets........................................................        101,949
                                                                                 ------------
    Total current assets......................................................      7,796,565
Property and equipment, net...................................................      3,395,943
Other assets..................................................................        172,351
Intangible assets, net........................................................        359,218
                                                                                 ------------
    Total assets..............................................................   $ 11,724,077
                                                                                 ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................................   $    888,839
  Accrued expenses............................................................        811,010
  Capital lease obligation....................................................        124,030
    Total current liabilities.................................................      1,823,879
                                                                                 ------------
    Accrued severance, net of current portion.................................        491,188
    Total liabilities.........................................................   $  2,315,067
                                                                                 ------------

                             STOCKHOLDERS' EQUITY

Capital stock:
  Preferred stock-$.001 par; authorized 2,000,000 shares, no shares issued and outstanding....................................................
  Common stock - $.005 par; authorized 50,000,000 shares;
   issued and outstanding 8,015,153 shares....................................   $     40,076
  Additional paid in capital..................................................     30,241,537
  Accumulated deficit.........................................................    (20,872,603)
                                                                                 ------------
    Total stockholders' equity................................................      9,409,010
                                                                                 ------------

    Total liabilities and stockholders' equity................................   $ 11,724,077
                                                                                 ============

   The accompanying notes are an integral part of the financial statements.

                       COLLEGE TELEVISION NETWORK, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three Months Ended        Six Months Ended
                                                                June 30,                  June 30,
                                                            1998        1997          1998        1997
                                                       --------------------------------------------------
Revenue.............................................     $1,903,990    $521,875    $3,674,968  $1,394,258
                                                       --------------------------------------------------
Expenses
  Operating.........................................        667,364     390,614     1,278,838     569,274
  Selling, general and administrative...............      2,411,426     927,340     5,674,747   1,529,069
  Depreciation and amortization.....................        800,454     198,985     1,007,263     388,722
                                                       --------------------------------------------------
                                                          3,879,244   1,516,939     7,960,848   2,487,065
                                                       --------------------------------------------------
  Other income
  Interest..........................................        124,711     159,697       270,003     162,429
Net loss............................................    $(1,850,543)  $(835,367)  $(4,015,877)  $(930,378)
                                                       ==================================================

Loss per share  (1997 share information restated
  for one-for-five stock split occurring on
  October 6, 1997)..................................          (0.23)      (0.13)        (0.50)      (0.22)
Weighted average number of common shares
  outstanding.......................................      8,015,153   6,416,752     8,015,153   4,306,862



   The accompanying notes are an integral part of the financial statements.

                       COLLEGE TELEVISION NETWORK, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                           1998                1997
                                                                                        -----------        -----------
Cash flows from operating activities:
  Net loss............................................................................  $(4,015,877)       $  (930,378)
  Adjustments to reconcile net loss to net cash used in by
   operating activities:
    Depreciation and amortization.....................................................    1,007,263            388,722
    Fixed asset impairment loss.......................................................      122,207                  0
    Changes in operating assets and liabilities, net of acquisition...................
      (Increase) decrease in accounts receivable......................................     (328,051)           256,035
      (Increase) decrease in prepaid expenses.........................................     (120,525)            27,155
      (Increase) decrease in other assets.............................................     (221,163)             4,619
      Increase (decrease) in accounts payable.........................................      325,750             (4,509)
      Increase (decrease) in accrued expenses.........................................      458,482            (33,247)

      Decrease in deferred revenue....................................................     (236,252)               --
                                                                                           ----------      -----------
        Net cash used in operating activities........................................    (3,008,166)         (291,603)
                                                                                          ----------       -----------

Cash flows used in investing activities:

  Purchases of property and equipment.................................................    (2,410,348)         (189,271)
  Cash acquired through acquisition...................................................       109,209                --
  Proceeds from issuance of common stock..............................................            --        15,400,672
                                                                                         -----------        ----------
        Net cash (used in) provided by investing activities...........................   (2,301,139)        15,211,401
                                                                                         -----------        ----------

Cash flows used in financing activities:
  Payments under capital lease obligation.............................................     (125,664)                --
  Redemption of preferred stock ......................................................       (5,809)                --
                                                                                         -----------       -----------
        Net cash used in financing activities.........................................     (131,473)                --
                                                                                         -----------       -----------

Net (decrease) increase in cash and cash equivalents..................................   (5,440,778)        14,919,798
Cash and cash equivalents, beginning of period........................................   11,438,289            734,353
                                                                                        -----------        -----------
Cash and cash equivalents, end of period..............................................    5,997,511         15,654,151
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

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations and of cash flows for the six months ended June 30, 1998 and 1997.

     The results of operations for the three and six-month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results of operations for a full fiscal year of the Company.

NOTE (A) - THE COMPANY
----------------------

     College Television Network, Inc. ("the Company"), is a broadcasting company which owns and operates the College Television Network ("CTN"), a proprietary commercial television network operating on college and university campuses, through single channel television systems placed primarily in campus dining facilities and student unions. Substantially all of the Company's revenue is derived from advertising displayed on CTN. At June 30, 1998 and 1997, CTN was installed or contracted for installation at approximately 419 and 238 locations, respectively, at various colleges and universities throughout the United States.

     The Company's revenue is affected by the pattern of seasonality common to most school-related businesses. Historically, the Company has generated a significant portion of its revenue during the period from September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.

NOTE  (B) -  CONVERSION OF DELIVERY PLATFORM
--------------------------------------------
     During the second quarter, the Company finalized a plan to convert the current delivery platform of CTN from the send and store method to the Direct Video Broadcast (DVB) method. The Company believes that the new System is similar to the delivery systems used by other networks, such as the CNN Airport Network, and will improve the quality of programming, quality of signal and reliability of the System.

     As a result of the change in delivery technology, certain of the Company's current delivery system components will be rendered obsolete or impaired in value. Accordingly, the Company has reported an impairment charge of approximately $122,000 during the current period. This charge represents the unrecoverable net book value of assets which will not be required to operate the new system, and as a result of certain modifications in the current delivery system, are not currently being used in operations. Certain other system components are currently being used in the original send and store delivery system but will not be required to operate the delivery system. Accordingly, the Company has reevaluated the useful lives of these components to more accurately match future revenue with operational expenses associated with these depreciable assets. The change in useful lives of these assets resulted in additional depreciation for the quarter of approximately $460,000. These assets will be fully depreciated upon the launch of the new delivery platform which is scheduled to occur during the third quarter of 1998.


NOTE  (C)  COMMITMENTS AND CONTINGENCIES
----------------------------------------

     The Company executed an Equipment Rental Agreement with Hughes Network Systems on November 6, 1996. The agreement called for the installation of 200 systems for receiving satellite transmissions with payments aggregating $328,032 over a three-year period. The Company terminated the agreement with Hughes in May, 1998 and, in connection with such termination, will be required to pay Hughes a termination fee which is still being negotiated. The Company terminated the contract with Hughes in order to convert the system to a new Real-Time, Digital Satellite Distribution System.

     The Company entered into a contract with Crawford Communications Inc. ("Crawford") whereby Crawford commenced the conversion of the Broadcast Delivery System to Satellite Distribution by installing new satellite dishes and preparing the systems at various locations for this conversion. The initial conversion ("Phase I") has been completed by Crawford.

     The Company is currently negotiating with Crawford for the execution of an Installation Agreement (Phase II) (the "Phase II Installation Agreement"), which will provide that Crawford complete the retrofit of the Company's existing equipment in all locations, remove old equipment and install new equipment in order to allow the equipment to meet the requirements of the new broadcast platform. The Company has also entered into an Origination Services Contract with Crawford. In accordance with this contract, Crawford will be responsible for the transmission via satellite of CTN's ongoing daily programming, including encoding signals, testing, maintaining CTN's programming library, and obtaining programming from Turner Private Networks, Inc. ("Turner") pursuant to the Company's programming agreement with Turner, as well as other programming from other CTN sources. Pursuant to this agreement, Crawford will also be responsible for the uplink of the programming to a satellite as well as the downlink or receipt of the signal from the satellite at each installation site. The Origination Services Contract has a five-year term.

     On March 21, 1998, the Company entered into a severance agreement with one of its Senior Executives. The Agreement provides for payments of approximately $870,000 over a three year period ending in April 2001. A provision for this obligation is included in the Company's statement of operations for the six months ended June 30, 1998. As of June 30, 1998, the Company has paid approximately $95,000 of this obligation.

     On March 27, 1998, the Company signed an agreement with Turner Private Networks, Inc. to provide news and sports programming on CTN through December 31, 2002. The total license fee is approximately $2,900,000. This agreement supersedes the prior programming agreement entered into on November 5, 1996.

     In connection with the delivery platform conversion, the Company entered into a Transponder Use Agreement with Public Broadcasting Service ("PBS") on April 30, 1998. The Company has subleased capacity on a satellite owned and operated by GE American Communications, Inc. ("GE") and leased to PBS by GE. This contract terminates on July 31, 2003. The Company has protected status on this satellite, where in the event of a satellite failure or performance problem, the Company's programming will preempt transmissions of other users on this satellite or on another satellite.

     In May 1998, the Company entered into a lease for new space to be occupied in October 1998 at 32 East 57th Street in the borough of Manhattan in New York, New York. The lease term is for ten (10) years and the initial annual rental is $249,900, subject to annual increases based upon certain economic factors. The landlord is required to pay for certain tenant improvements in accordance with the lease. The Company currently has two locations in the New York City area, one for CTN and one for the Link Magazine operations. The Company intends to consolidate these operations in the new space.


NOTE (D)- SUBSEQUENT EVENTS
---------------------------

     The Company distributed to holders of record as of the close of business on July 17, 1998 (the "Record Date"), of its common stock, $.005 par value per share (the "Common Stock"), one non transferable right for each 1.2825 shares of common stock held on the record date. Each right entitles the holder to subscribe for and purchase one share of common stock for a price of $1.60 per share. The rights offering prospectus was dated July 28, 1998. The net proceeds to the Company after expenses associated with this offering are estimated to be approximately $10,000,000. The proceeds of this offering will be used by the Company for general corporate purposes.

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


RESULTS OF OPERATION

     The Company is a broadcasting company which owns and operates the College Television Network ("CTN"), a proprietary commercial television network operating on college and university campuses, through single-channel television systems (collectively, the "Systems" and individually, a "System") placed primarily in campus dining facilities and student unions. Substantially all of the Company's revenue is derived from advertising displayed on CTN. At June
30, 1998, CTN was installed or contracted for installation at approximately 419 locations at various colleges and universities throughout the United States.
The Company believes CTN currently reaches a viewership of approximately 800,000 daily impressions.

  The Company's revenue is affected by the pattern of seasonality common to most school-related businesses. Historically, the Company has generated a significant portion of its revenue during the period of September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.

  The following table sets forth certain financial data derived from the Company's statement of operations for the three and six months ended June 30, 1998 and June 30, 1997:

                                                     Three Months Ended
                                                     ------------------
                                        June 30, 1998          June 30, 1997
                                        -------------          -------------
                                                         %of                    %of
                                              $       Revenues       $        Revenues
                                        ----------------------   ---------------------
Revenues.............................     1,903,990      100%     521,875        100%
Operating expenses...................       667,364       35      390,614         75
Selling, general and administrative..     2,411,426      127      927,340        178
Depreciation and amortization........       800,454       42      198,985         38
Interest income......................       124,711        7      159,697         31
Net loss.............................     1,850,543       97      835,367        160


                                                      Six Months Ended
                                                     ------------------
                                        June 30, 1998          June 30, 1997
                                        -------------          -------------
                                                         %of                    %of
                                              $       Revenues       $        Revenues
                                        ----------------------   ---------------------
Revenue..............................     3,674,968     100%     1,394,258       100%
Operating expenses...................     1,278,838      35        569,274        41
Selling, general and administrative..     5,674,747     154      1,529,069       110
Depreciation and amortization........     1,007,263      27        388,722        28
Interest income......................       270,003       7        162,429        12
Net loss.............................     4,015,877     109        930,378        67

     Revenue increased to $1,903,990 and $3,674,968 for the three and six month periods ended June 30, 1998, respectively, versus $521,875 and $1,394,258 for the comparable periods in the prior year. Increased advertising sales to existing customers combined with sales to new customers and the addition of Link Magazine revenue was the primary source of this increase. In addition, the Company increased its advertising rates charged during the fiscal year ended October 31, 1997 ("Fiscal 1997"). The Company anticipates continued sales growth throughout the fiscal year ending December 31, 1998 by continuing to expand its advertiser base and by increasing the rates charged for its advertising spots to reflect the anticipated increase in viewership.

     Although the Company has agreements with national advertisers and has held discussions or had prior agreements with other national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising time from the Company, or that future significant advertising revenue will ever be generated. A failure to significantly increase advertising revenue could have a material impact on the operations of the Company.

     Operating expenses increased to $667,364 and $1,278,838 for the three and sixmonth periods ended June 30, 1998, respectively, as compared to $390,614 and $569,274 for the comparable periods in the prior year. The increase over the comparable prior year period is primarily attributable to increased programming costs for improved programming for CTN. Furthermore, the Company incurred expenses in 1998 directly related to the commencement of satellite transmission of the network. In addition, the 1998 operating expenses include amounts associated with publishing Link Magazine which was purchased on January 1, 1998.

     Selling, general and administrative expenses increased to $2,411,426 and $5,674,747 for the three and six-month periods ended June 30, 1998, respectively versus $927,340 and $1,529,069 for the comparable periods in the prior year. A significant portion of this increase is directly attributable to severance obligations for a Senior Executive of the Company. (See Note C for additional information). Other reasons for this increase are attributable to the Company's efforts to increase market awareness for the network. This is being achieved by expanding the Company's management team, advertising and affiliate sales forces, opening additional regional sales offices, and instituting a more aggressive advertising and marketing campaign for CTN. In addition, the 1998 selling general, and administrative expenses reflect various costs associated with Link Magazine.

     Depreciation and amortization expense totaled $800,454 and $1,007,263 for the three and six month periods ended June 30, 1998, respectively, as compared to $198,985 and $388,722 for the comparable prior year periods. The increases in 1998 are primarily attributable to the acceleration of depreciation taken on the current delivery system, coupled with increased depreciation on office equipment. (See Note B)

     Interest income amounted to $124,711 and $270,003 for the three and six month periods ended June 30, 1998, respectively, versus $159,697 and $162,429 for the comparable periods in the prior year. The income figures are reflective of higher interest rates and greater average cash balances directly related to the April 1997 purchase of a majority of the Company's common stock by U-C Holdings, L.L.C. The decrease in the current quarter is attributable to the Company's cash expenditures directly related to the equipment required for the new direct broadcast satellite delivery system.

     The Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue in Fiscal 1998. The net loss amounted to $1,850,543 and $4,015,877 for the three and six month periods ended June 30, 1998, respectively, versus $835,367 and $930,378 for comparable periods in the prior year. Approximately twenty percent of the net loss for the six-month period is directly attributable to the severance obligation discussed in Note C. The increase in the 1998 net loss for the three and six-month period is reflective of the Company's continued efforts to expand the advertising and affiliate bases. The Company has incurred significant costs on programming, system installation, maintenance and overhead expenses as the number of employees has increased. Management of the Company believes this expansion is necessary in order to grow the advertising and affiliate levels to a point where the Company will achieve profitability.


FINANCIAL CONDITION AND LIQUIDITY

     At June 30, 1998, the Company had working capital of $5,972,686. At such date, the Company's cash and cash equivalents totaled $5,997,511.

     Cash used in operations increased to $3,008,166 during the six months ended June 30, 1998 from $291,603 for the comparable period in the prior year. The impact of increased sales during the six month period ended June 30, 1998 was more than offset by additional expenditures related to equipment and personnel in connection with the Company's effort to expand its network and advertiser base. A portion of this increase was also attributable to the timing of collections of accounts receivable and payments of accounts payable.

     Purchases of property and equipment increased to $2,410,348 during the six months ended June 30, 1998 from $189,271 for the comparable period in the prior year due to the purchase of additional network systems, equipment associated with the commencement of the DVB broadcast platform, coupled with the purchase of furniture and equipment needed for the addition of new regional offices and additional employees hired during the fiscal year. The Company estimates that the conversion of 500 Systems will cost approximately $6,000,000, of which approximately $1,900,000 has been paid. The Company intends to fund the additional conversion costs through current working capital.

     The Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue in Fiscal 1998. In order to reach the stage where the Company is profitable, it is expected that additional expenditures will be required to increase the affiliate base and to market the network properly to attract more advertisers.

     The Company distributed to holders of record as of the close of business on July 17, 1998 (the "Record Date"), of its common stock, $.005 par value per share (the "Common Stock"), one non transferable right for each 1.2825 shares of common stock held on the record date. Each right entitles the holder to subscribe for and purchase one share of common stock for a price of $1.60 per share. The rights offering prospectus was dated July 28, 1998. The net proceeds to the Company after expenses associated with this offering are estimated to be approximately $10,000,000. The proceeds of this offering will be used by the Company for general corporate purposes.

     Although to this point the Company has not achieved profitability, the Company believes it has sufficient working capital available to continue operating as a going concern through the end of Fiscal 1998.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, over the next two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company relies on computer applications provided by third parties to deliver and track its programming on CTN as well as to manage and monitor its accounting, advertising sales and administrative functions. Because the Company is dependent on vendor compliance, its ability to assure Year 2000 compliance is limited. The Company has obtained representations from its most significant computer system and software vendors that the services and products provided are, or will be, Year 2000 compliant, with the exception that it has not obtained any such representations from Public Broadcasting Service under its Transponder Use Agreement, dated April 30, 1998 (as described in the preceding Notes to Financial Statements under Note (C) - Commitments and Contingencies). The
                           ----------------------------------------
Company has obtained insurance for certain of the costs associated with a failure of the satellite transmission equipment upon which CTN's programming delivery is based, including the cost of redirecting satellite dishes, securing a new satellite transponder, and lost advertising revenue resulting from an interruption in programming. However, this business interruption insurance would not cover all costs associated with a satellite failure. Despite the Company's efforts to address the Year 2000 impact on its business operations and internal systems, there can be no assurance that such impact will not result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings.
     None.

Item 2.  Changes in Securities.
     None.

Item 3.  Defaults Upon Senior Securities.
     None.

Item 4.  Submission of Matters to a Vote of Security-Holders.
     (a) On April 24, 1998 the Company held its annual meeting of shareholders. At the annual meeting, the shareholders elected the following individuals to the Board of Directors of the Company:
       (1)  Jason Elkin           For: 7,511,181; Against: 24,520; Abstained: 0
       (2)  Joseph D. Gersh       For: 7,515,081; Against: 20,620; Abstained: 0
       (3)  Peter Kauff           For: 7,516,081; Against: 19,620; Abstained: 0
       (4)  Avy H. Stein          For: 7,516,081; Against: 19,620; Abstained: 0
       (5)  Beth F. Johnston      For: 7,516,081; Against: 19,620; Abstained: 0
       (6)  Stephen Roberts       For: 7,516,081; Against: 19,620; Abstained: 0
       (7)  Hollis W. Rademacher  For: 7,515,081; Against: 20,620; Abstained: 0
       (8)  James Wood            For: 7,516,081; Against: 19,620; Abstained: 0

     The shareholders also selected Price Waterhouse, L.L.P. as the Company's independent accountants for the current year: For: 7,518,181; Against: 8,560;
Abstained: 8,960

     (b) By Written Consent on May 4, 1998, of U-C Holdings, L.L.C., the majority stockholder which holds 5,818,181 shares of common stock of the Company, representing approximately 72.6% of the total shares of common stock then outstanding, the shareholders approved the following corporate actions: (i) fixed the number of the members of the Board of Directors of the Company at eleven; (ii) amended the Company's Outside Directors' 1996 Stock Option Plan and 1996 Stock Incentive Plan; and (iii) amended the Company's Restated Certificate of Incorporation to decrease the number of authorized shares of common stock of the Company from 100,000,000 shares to 50,000,000 shares. The Company mailed a
Schedule 14C Information Statement to beneficial holders of the Company's common stock on or about May 14, 1998 in connection with such actions.

Item 5.    Other Information
                 None.

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits

Exhibit 3(i)    Articles of Amendment to Restated Certificate of Incorporation
Exhibit 10.1    Second Amendment to Outside Directors' 1996 Stock Option Plan
Exhibit 10.2    Second Amendment to 1996 Stock Incentive Plan
Exhibit 10.3 Transponder Use Agreement between Registrant and Public Broadcasting Service dated April 30, 1998
Exhibit 10.4 Standard Form of Office Lease by and between 32 East 57th Street, LLC and Registrant
Exhibit 27      Financial Data Schedule

(b)  Reports on Form 8-K.
     None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COLLEGE TELEVISION NETWORK INC.
                                                    Registrant



Date: August 14, 1998            /s/ Jason Elkin
                                 ---------------
                                 Jason Elkin
                                 Chief Executive Officer and
                                 Chairman of the Board
                                 (Principal Executive Officer)


Date: August 14, 1998            /s/ Patrick Doran
                                 -----------------
                                 Patrick Doran
                                 Chief Financial Officer, Secretary and
                                 Treasurer (Principal Accounting
                                  and Financial Officer)