Form 10QSB
period 1998-09-30
COLLEGE TELEVISION NETWORK INC
filed 1998-11-13
CIK 876013

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of
1934

For the Quarterly period from July 1, 1998 to September 30, 1998
                              ------------    ------------------

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


             5784 Lake Forrest Drive. Suite 275 Atlanta, GA 30328
             ----------------------------------------------------
                   (Address of Principal Executive Offices)


                                (404) 256-9630
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


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

Yes  X    No
    ---      ---

Number of shares of common stock outstanding as of November 10, 1998:
14,265,153

   Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                   ---     ---

                         PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                       College Television Network, Inc.
                                 BALANCE SHEET
                              September 30, 1998
                                  (Unaudited)

                                    ASSETS

Current assets:
   Cash and cash equivalents....................................  $  2,396,933
   Accounts receivable, net of allowance of $25,000.............     2,110,625
   Prepaid expenses.............................................       312,828
   Other current assets.........................................       153,761
                                                                  ------------
          Total current assets..................................     4,974,147

Property and equipment, net.....................................     4,640,926
Other assets....................................................       171,480
Intangible assets, net..........................................       480,871
                                                                  ------------

          Total assets..........................................  $ 10,267,424
                                                                  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable............................................  $    775,191
    Accrued expenses............................................     1,184,022
    Capital lease obligation....................................       146,020
                                                                  ------------
          Total current liabilities.............................     2,105,233

 Accrued severance, net of current portion......................       454,735
                                                                  ------------
          Total liabilities.....................................     2,559,968
                                                                  ------------

Capital stock:
  Preferred stock-$.001 par; authorized 2,000,000
       shares, no shares issued and outstanding
  Common stock - $.005 par; authorized 50,000,000 shares;
     issued and outstanding 8,506,722 shares....................        71,326
  Additional paid in capital....................................    40,033,984
  Accumulated deficit...........................................   (23,184,364)
  Subscriptions receivable......................................    (9,213,490)
                                                                  ------------
          Total stockholders' equity............................     7,707,456
                                                                  ------------

          Total liabilities and stockholders' equity............  $ 10,267,424
                                                                  ============

   The accompanying notes are an integral part of the financial statements.

                       COLLEGE TELEVISION NETWORK, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three Months Ended                      Nine Months Ended
                                                              September 30                            September 30
                                                      -----------------------------           ----------------------------
                                                         1998              1997                  1998             1997
                                                      -----------       -----------           -----------      -----------
Revenue.............................................  $ 2,175,447       $   517,167           $ 5,850,415      $ 1,911,425
                                                      -----------       -----------           -----------      -----------
Expenses
  Operating.........................................    1,339,164           944,533             2,971,263        1,513,807
  Selling, general and administrative...............    2,450,322         1,540,544             7,758,844        3,069,613
  Depreciation and amortization.....................      736,506           236,720             1,743,768          625,442
                                                      -----------       -----------           -----------      -----------
                                                        4,525,992         2,721,797            12,473,875        5,208,862
                                                      -----------       -----------           -----------      -----------
Other Income
  Interest, net.....................................       38,784           188,388               295,822          350,817
                                                      -----------       -----------           -----------      -----------

Net loss............................................  $(2,311,761)      $(2,016,242)          $(6,327,638)     $(2,946,620)
                                                      ===========       ===========           ===========      ===========
Basic and diluted loss per share (1997 share
 information restated for one-for-five stock split
 occurring on November 12, 1997)....................        (0.28)            (0.31)                (0.79)           (0.68)

Weighted average number of common shares
 outstanding........................................    8,127,532         6,416,752             8,052,613        4,306,862

The accompanying notes are an integral part of the financial statements.

                       COLLEGE TELEVISION NETWORK, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                    1998                   1997
                                                                                -----------            -----------
Cash flows from operating activities:
   Net loss...................................................................  $(6,327,638)           $(2,946,620)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization..........................................    1,743,768                625,442
       Fixed asset impairment loss............................................      122,207                     --
       Changes in operating assets and liabilities, net of acquisition
            Increase decrease in accounts receivable..........................     (687,525)                92,545
            Increase in prepaid expenses......................................     (237,267)               (41,849)
            Increase in other assets..........................................     (267,604)               (16,179)
            Increase in accounts payable......................................      101,899                207,079
            Increase in accrued expenses......................................      795,041                 72,112
            Decrease in deferred revenue......................................     (236,252)                     -
                                                                                -----------            -----------
              Net cash used in operating activities...........................   (4,993,371)            (2,007,470)
                                                                                -----------            -----------
Cash flows from investing activities:
   Purchases of property and equipment........................................   (4,368,619)              (494,184)
   Cash paid for acquisitions, net of cash received...........................     (123,090)                     -
                                                                                -----------            -----------
             Net cash used in investing activities............................   (4,491,709)              (494,184)
                                                                                -----------            -----------
Cash flows from financing activities:
   Payments under capital lease obligation....................................     (103,674)                     -
   Payments on notes payable..................................................      (57,000)
   Redemption of preferred stock..............................................       (5,809)                     -
   Net proceeds from issuance of common stock.................................      610,207             15,400,672
                                                                                -----------            -----------
            Net cash provided by financing activities.........................      443,724             15,400,672
                                                                                -----------            -----------

Net (decrease) increase in cash and cash equivalents..........................   (9,041,356)            12,899,018

Cash and cash equivalents, beginning of period................................   11,438,289                734,353
                                                                                -----------            -----------

Cash and cash equivalents, end of period......................................  $ 2,396,933            $13,633,371
                                                                                ===========            ===========
Supplemental disclosure:
  Non-cash financing activities:
    Additions to capital lease obligation                                               -0-                242,157

        The accompanying notes are an integral part of the financial statements.

                       COLLEGE TELEVISION NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended October 31, 1997 included in the Annual Report as filed on Form 10-KSB with the United States Securities and Exchange Commission.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations and of cash flows for the nine months ended September 30, 1998 and 1997.

     The results of operations for the three and nine-month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results of operations for a full fiscal year of the Company. Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE (A) - THE COMPANY
----------------------

     College Television Network, Inc., (the "Company"), is a broadcasting company which owns and operates the College Television Network ("CTN"), a proprietary commercial television network operating on college and university campuses, through single-channel television systems placed primarily in campus dining facilities and student unions. Substantially all of the Company's revenue is derived from advertising displayed on CTN. At September 30, 1998 and 1997, CTN was installed or contracted for installation at approximately 553 and 256 locations, respectively, at various colleges and universities throughout the
United States.   The Company also owns and publishes "Link Magazine", a
publication having an approximate circulation of one million students. Link Magazine is distributed to more than five hundred campuses nationwide.

     The Company's revenue is affected by the pattern of seasonality common to most school-related businesses. Historically, the Company has generated a significant portion of its revenue during the period from September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.

NOTE (B) - ACQUISITION
----------------------

     On January 12, 1998, the Company acquired Link Magazine ("Link"), a New York-City based publication to college students, from Creative Media Generations, Inc., a New Jersey corporation ("Creative Media"). Founded in 1993, Link Magazine is a free publication sent to approximately 1,000,000 college students at more than 500 colleges and universities nationwide. The magazine generates revenues through advertising sales. The Company acquired substantially all of the assets of Link in exchange for the assumption of certain liabilities in the approximate amount of $370,000. The acquisition has been accounted for under the purchase method of accounting. Goodwill in the approximate amount of $345,000 relating to this transaction will be amortized over 15 years on a straight line basis. The Company entered into two employment agreements and a consulting agreement with certain officers of Creative Media. Link's results of operations are not considered material to the

Company's financial statements. The results of operations of Link are included in the Company's Statement of Operations from the acquisition date through September 30, 1998.

     On July 1, 1998, the Company acquired Sadler & Streib Advertising LLC ("S&S"), an Atlanta based advertising agency that was founded in January 1997. S&S is in the primary business of placing media buys and providing creative services for their clients. The Company acquired substantially all of the assets and assumed all of the liabilities of S&S for $240,000. The acquisition has been accounted for under the purchase method of accounting. Goodwill of approximately $130,000 was recognized as the excess of total purchase price over net assets acquired in the transaction and is being amortized on a straight line basis over fifteen years. One of the former partners of S&S is the spouse of the Chief Executive Officer and Chairman of the Board of the Company. The operating results of S&S are not considered material to the Company's financial statements. The results of operations of S&S are included in the Company's statement of operations from the acquisition date through September 30, 1998.

NOTE (C) - CONVERSION OF DELIVERY PLATFORM
------------------------------------------

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

     As a result of the change in delivery technology, certain of the Company's previous delivery system components have been rendered obsolete or impaired in value. Accordingly, the Company reported an impairment charge of approximately $122,000 in the second quarter. Certain other previous system components which were required to operate the network through August 17, 1998, are not required to operate the new delivery system. Accordingly, during the second quarter, the Company reevaluated the useful lives of those components to more accurately match future revenue with operational expenses associated with those depreciable assets. The change in useful lives of these assets resulted in additional depreciation of approximately $550,000 and $1,010,000 for the three and nine-month periods ended September 30, 1998. These assets have been fully depreciated effective as the launch of the new delivery platform which occurred on August 17, 1998.

NOTE (D) - COMMITMENTS AND CONTINGENCIES
----------------------------------------

     The Company executed an Equipment Rental Agreement with Hughes Network Systems on November 6, 1996. The agreement called for the installation of 200 systems for receiving satellite transmissions over a three-year period. The Company terminated the agreement with Hughes in May 1998 with the conversion to a new real-time, digital satellite distribution system. The Company negotiated a termination fee of $190,000 in full settlement with Hughes Network Systems. This amount has been accrued in the September 30, 1998 balance sheet and was paid in full in October 1998.

     The Company is currently utilizing Crawford and Viatech International, Inc. to complete the installation of new systems in the Company's existing locations, remove certain equipment and install new equipment in order to allow the equipment to meet the requirements of the new broadcast platform. The Company also entered into an Agreement with Crawford dated July 15, 1998 for a five-year term. In accordance with this contract, Crawford is responsible for the transmission via satellite of CTN's daily programming, including encoding signals, testing, maintaining CTN's programming library, and obtaining programming from Turner Private Networks, Inc. ("Turner") pursuant to the Company's programming agreement with Turner, as well as other programming from other CTN sources. Crawford is responsible for the uplink of the programming to a satellite as well as the downlink of the signal from the satellite at each installation site.

     On March 21, 1998, the Company entered into a severance agreement with one of its Senior Executives. The Agreement provides for payments of approximately $870,000 over a three year period ending in April 2001. A provision for this obligation is included in the Company's statement of operations for the nine months ended September 30, 1998. As of September 30, 1998, the Company has paid approximately $170,000 of this obligation.

     On March 27, 1998, the Company signed an agreement with Turner to provide news and sports programming on CTN through December 31, 2002. The total license fee is approximately $2,900,000. This agreement supersedes the prior programming agreement entered into on November 5, 1996.

     In connection with the delivery platform conversion, the Company entered into a Transponder Use Agreement with Public Broadcasting Service ("PBS") on
April 30, 1998.   The Company has subleased capacity on a satellite owned and operated by GE American Communications, Inc. ("GE") and leased to PBS by GE. This contract terminates on July 31, 2003. The Company has protected status on this satellite, which provides that in the event of a satellite failure or performance problem, the Company's programming will preempt transmissions of other users on this satellite or on another satellite.

     In May 1998, the Company entered into a lease for new space in New York City. The New York operations of CTN and Link Magazine have been consolidated in this new office space, effective October 1, 1998. The lease term is for ten
(10) years and the initial annual rent is $249,900, subject to annual increases based upon certain economic factors. The landlord is required to pay for certain tenant improvements in accordance with the lease.

NOTE (E) - STOCK RIGHTS OFFERING
--------------------------------

     The Company distributed to holders of record as of the close of business on July 17, 1998 (the "Record Date"), of its common stock, $.005 par value per share (the "Common Stock"), one non-transferable right for each 1.2825 shares of Common Stock held on the Record Date. Each right entitled the holder to subscribe for and purchase one share of Common Stock for a price of $1.60 per share (the "Rights"), for a total of 6,250,000 shares offered pursuant to the exercise of Rights (the "Rights Offering"). The Rights Offering subscription period expired on September 10, 1998. Pursuant to a Standby Stock Purchase Agreement with U-C Holdings, L.L.C. ("U-C Holdings"), the holder of a majority of the Common Stock, U-C Holdings purchased in the Rights Offering all of the 4,536,593 shares of Common Stock issuable to it upon exercise of the Rights distributed to U-C Holdings and all of the 1,221,838 shares of Common Stock offered in the Rights Offering which were not purchased by other holders of Rights. Holders of the Rights other than U-C Holdings subscribed for and purchased 491,569 shares of Common Stock in the offering. The Rights Offering closed on October 5, 1998 and provided the Company with proceeds of approximately $10,000,000 which it will use for general corporate purposes. The Company issued a warrant to U-C Holdings, in consideration for its purchase commitment and standby commitment under the Standby Stock Purchase Agreement, to purchase an additional 152,000 shares of Common Stock at $1.60 per share at any time during a seven-year period from the date of issuance of the warrant.

NOTE (F) - BASIC AND DILUTED LOSS PER SHARE
-------------------------------------------

     The Company computes loss per common share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share is computed by dividing net income by weighted average common shares outstanding for the period. Diluted loss per share is computed by dividing net income by weighted average common shares and dilutive equivalent shares outstanding for the period.

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

RESULTS OF OPERATION

     The Company is a broadcasting company which owns and operates the College Television Network ("CTN"), a proprietary commercial television network operating on college and university campuses, through single-channel television systems (collectively, the "Systems" and individually, a "System") placed primarily in campus dining facilities and student unions. Substantially all of the Company's revenue is derived from advertising displayed on CTN. At September 30, 1998, CTN was installed or contracted for installation at approximately 553 locations at various colleges and universities throughout the United States. The Company believes CTN currently reaches a viewership of approximately 1,000,000 daily impressions.

     The Company also owns and publishes "Link Magazine", a publication having an approximate circulation of one million students. Link Magazine is distributed to more than five hundred campuses nationwide.

     The Company's revenue is affected by the pattern of seasonality common to most school-related businesses. Historically, the Company has generated a significant portion of its revenue during the period of September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.

     The following table sets forth certain financial data derived from the Company's statement of operations for the three and nine months ended September 30, 1998 and September 30, 1997:

                                                       Three Months Ended
                                         -----------------------------------------------
                                            Sept 30, 1998              Sept 30, 1997
                                         -------------------        --------------------
                                                      % of                        % of
                                             $       Revenue             $       Revenue
                                         -------------------        --------------------
Revenue...............................   2,175,447      100%           517,167      100%

Operating expenses....................   1,339,164       62            944,533      183

Selling, general and administrative...   2,450,322      113          1,540,544      298

Depreciation and amortization.........     736,506       34            236,720       46

Interest income.......................      38,784        2            188,388       36

Net loss..............................   2,311,761      106          2,016,242      390

                                                        Nine Months Ended
                                         -----------------------------------------------
                                            Sept 30, 1998              Sept 30, 1997
                                         -------------------        --------------------
                                                      % of                        % of
                                             $       Revenue             $       Revenue
                                         -------------------        --------------------
Revenue...............................   5,850,415     100%          1,911,425      100%

Operating expenses....................   2,971,263      51           1,513,807        79

Selling, general and administrative...   7,758,844     133           3,069,613       161

Depreciation and amortization.........   1,743,768      30             625,442        33

Interest income.......................     295,822       5             350,817        18

Net loss..............................   6,327,638     108           2,946,620       154


     Revenue increased to $2,175,447 and $5,850,415 for the three and nine-month periods ended September 30, 1998, respectively, versus $517,167 and $1,911,425 for the comparable periods in the prior year. Increased advertising sales to existing customers combined with sales to new customers and the addition of "Link Magazine" revenue was the primary source of this increase. The Company anticipates continued sales growth throughout the fiscal year ending December 31, 1998 by continuing to expand its advertiser base and by increasing the rates charged for its advertising spots to reflect the anticipated increase in viewership.

     Although the Company has agreements with national advertisers and has held discussions or had prior agreements with other national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising time from the Company, or that future significant advertising revenue will ever be generated. A failure to significantly increase advertising revenue could have a material adverse impact on the operations of the Company.

     Operating expenses increased to $1,339,164 and $2,971,263 for the three and nine-month periods ended September 30, 1998, respectively, as compared to $944,533 and $1,513,807 for the comparable periods in the prior year. The increase over the comparable prior year period is primarily attributable to increased programming costs for improved programming for CTN. Furthermore, the Company continues to incur expenses in 1998 directly related to the commencement of satellite transmission of the network. In addition, the 1998 operating expenses include amounts associated with publishing "Link Magazine" which was purchased on January 1, 1998.

     Selling, general and administrative expenses increased to $2,450,322 and $7,758,844 for the three and nine-month periods ended September 30, 1998, respectively versus $1,540,544 and $3,069,613 for the comparable periods in the prior year. A significant portion of this increase is directly attributable to severance obligations for a Senior Executive of the Company. (See Note D for additional information). Other reasons for this increase are attributable to the Company's efforts to increase market awareness for the network. This is being achieved by expanding the Company's management team, advertising and affiliate sales forces, opening additional regional sales offices, and instituting a more aggressive advertising and marketing campaign for CTN. In addition, the 1998 selling, general and administrative expenses reflect various costs associated with "Link Magazine", coupled with post-acquisition expenses relating to the Sadler & Streib Advertising Agency (see note B).

     Depreciation and amortization expense totaled $736,506 and $1,743,768 for the three and nine month periods ended September 30, 1998, respectively, as compared to $236,720 and $625,442 for the comparable prior year periods. The increases in 1998 are primarily attributable to the acceleration of depreciation taken on the previous delivery system, coupled with increased depreciation on office equipment and the current year fixed asset additions. (See Note C).

     Interest income amounted to $38,784 and $295,822 for the three and nine-month periods ended September 30, 1998, respectively, versus $188,388 and
$350,817 for the comparable periods in the prior year.   The income figures are
reflective of higher interest rates and greater average cash balances directly related to the April 1997 purchase of a majority of the Company's common stock
by U-C Holdings, L.L.C.   The decrease in the current quarter is attributable to
the Company's cash expenditures directly related to the equipment required for the new direct broadcast satellite delivery system.

     The Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue in Fiscal 1998. The net loss amounted to $2,311,761 and $6,327,638 for the three and nine-month periods ended September 30, 1998, respectively, versus $2,016,242 and $2,946,620 for the comparable periods in the prior year. Approximately fourteen percent of the net loss for the nine-month period is directly attributable to the severance obligation discussed in Note D. The increase in the 1998 net loss for the three and nine-month period is reflective of the Company's continued efforts to expand the advertising and affiliate bases. The Company has incurred significant costs on programming, System installation, maintenance and overhead expenses as the number of employees has increased. Management of the Company believes this expansion is necessary in order to grow the advertising and affiliate levels to a point where the Company will achieve profitability.

FINANCIAL CONDITION AND LIQUIDITY

     At September 30, 1998, the Company has working capital of $2,868,914. At such date, the Company's cash and cash equivalents totaled $2,396,933.

     Cash used in operations increased to $4,993,371 during the nine months ended September 30, 1998 from $2,007,470 for the comparable period in the prior year. The impact of increased sales during the nine month period ended September 30, 1998 was more than offset by additional expenditures related to programming and personnel in connection with the Company's effort to expand its network and advertiser base. A portion of this increase was also attributable to the timing of collections of accounts receivable and payments of accounts payable.

     Purchases of property and equipment increased to $4,368,619 during the nine months ended September 30, 1998 from $494,184 for the comparable period in the prior year due to the purchase of additional network systems, equipment associated with the commencement of the DVB broadcast platform, coupled with the purchase of furniture and equipment needed for the addition of new regional offices and additional employees hired during the fiscal year. Through September 30, 1998, the Company has spent approximately $3,300,000 on DVB Delivery System costs. As the Company's affiliate base continues to grow, additional capital expenditures will be required.

     The Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue through Fiscal 1998. In order to reach the stage where the

Company is profitable, it is expected that additional expenditures will be required to increase the affiliate base and to market the network properly to attract more advertisers.

     The Company distributed to holders of record as of the close of business on July 17, 1998 (The "Record Date"), of its common stock, $.005 par value per share (The "Common Stock"), one non-transferable right for each 1.2825 shares of common stock held on the Record Date. Each right entitled the holder to subscribe for and purchase one share of Common Stock for a price of $1.60 per share pursuant to a prospectus dated July 28, 1998 (the "Rights Offering"). The Rights Offering, which was completed on October 5, 1998, provided the Company with approximately $10,000,000 of additional working capital. The proceeds of the Rights Offering will be used by the Company for general corporate purposes.

     Although the Company has not yet achieved profitability, as a result of the Rights Offering discussed above, the Company believes it has sufficient working capital available to continue operating as a going concern through the end of Fiscal 1998.

YEAR 2000

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the Year 2000, those date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, over the next two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company relies on computer applications provided by third parties to deliver and track its programming on CTN as well as to manage and monitor its accounting, advertising sales and administrative functions. Because the Company is dependent on vendor compliance, its ability to assure Year 2000 compliance is limited. The Company has obtained representations from its most significant computer system and software vendors that the services and products provided are, or will be, Year 2000 compliant, with the exception that it has not obtained any such representations from Public Broadcasting Service under its Transponder Use Agreement, dated April 30, 1998 (as described in the preceding Notes to Financial Statements under Note (D) Commitments and Contingencies). The Company has obtained insurance for certain of the costs associated with a failure of the satellite transmission equipment upon which CTN's programming delivery is based, including the cost of redirecting satellite dishes, securing a new satellite transponder, and lost advertising revenue resulting from an interruption in programming. However, this business interruption insurance would not cover all costs associated with a satellite failure. Despite the Company's efforts to address the Year 2000 impact on its business operations and internal systems, there can be no assurance that such impact will not result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

PART II

                               OTHER INFORMATION

Item 1.    Legal Proceedings.
                None.

Item 2.    Changes in Securities.
                None.

Item 3.    Defaults Upon Senior Securities.
                None.

Item 4.    Submission of Matters to a Vote of Security-Holders.
                None.

Item 5.    Other Information.
                None.

Item 6.    Exhibits and Reports on Form 8-K.
           (a)  Exhibits

                Exhibit 10.1 Agreement between Crawford Communications Inc. and Registrant dated July 15, 1998.

                Exhibit 27.  Financial Data Schedule.

           (b)  Reports on Form 8-K
                        None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COLLEGE TELEVISION NETWORK, INC.
                                       Registrant



Date: November 12, 1998                /s/ Jason Elkin
                                       ---------------
                                       Jason Elkin
                                       Chief Executive Officer and
                                       Chairman of the Board
                                       (Principal Executive Officer)



Date: November 12, 1998                /s/ Patrick Doran
                                       -----------------
                                       Patrick Doran
                                       Chief Financial Officer, Secretary and
                                        Treasurer (Principal Accounting
                                        and Financial Officer)