Form 10KSB
period 1998-12-31
COLLEGE TELEVISION NETWORK INC
filed 1999-03-31
CIK 876013

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                  FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
                 For the fiscal year ended December 31, 1998
                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                          Commission File No. 0-19997


                        COLLEGE TELEVISION NETWORK, INC.
                 (Name of Small Business Issuer in its Charter)



          Delaware                                     13-3557317
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

5784 Lake Forrest Drive, Suite 275                      30328
       Atlanta, Georgia                               (Zip Code)
(Address of Principal Executive Offices)


                                 (404) 256-4444
                (Issuer's Telephone Number, Including Area Code)
                        ________________________________

         Securities registered under Section 12(b) of the Exchange Act:

       Title of Each Class            Name of each Exchange on which registered
       -------------------            -----------------------------------------
     Common Stock, $.005 par                 The Nasdaq Smallcap Market
        value per share

                       _________________________________

          Securities registered pursuant to Section 12(g) of the Act:

                                     None.
                               (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No
                                                                              --
     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: $8,509,878

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 26, 1999 (computed by reference to the average bid and asked prices of such stock on February 26, 1999) was approximately $9,244,547.

     There were 14,230,232 shares of the Registrant's Common Stock outstanding as of February 26, 1999.

     Transitional small business disclosure format (check one): Yes    No [x]
                                                                   ---   ----

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive proxy statement for its annual meeting of stockowners scheduled for May 11, 1999 are incorporated by reference into
Part III of this Report.
===============================================================================

Forward-Looking Statements

     Certain forward-looking information contained in this Annual Report is being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning the Company's future financial and operating performance. Such forward-looking information is subject to assumptions and beliefs based on current information known to the Company and factors that could yield actual results differing materially from those anticipated. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results. Please see Exhibit 99.1 "Safe Harbor Compliance Statement for Forward-Looking Statements", the terms of which are incorporated herein, for additional factors to be considered by shareholders and prospective shareholders.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

     College Television Network, Inc., a Delaware corporation formerly known as UC Television Network Corp. (the "Company"), commenced operations in January 1991. The Company owns and operates the College Television Network ("CTN" or the "Network"), a proprietary commercial television network that operates on college and university campuses. CTN is provided to campuses through single-channel television systems ("Systems") placed free of charge primarily in campus dining facilities and student unions. Approximately 78% of the Company's revenues are derived from advertising displayed on CTN. At December 31, 1998, CTN was installed or contracted for installation at approximately 736 locations at various colleges and universities throughout the United States. The Company believes CTN currently reaches a viewership of approximately 1,300,000 daily impressions.

     The Company also owns and publishes "Link Magazine," a publication having an approximate circulation in excess of one million students. Link Magazine is distributed free of charge to more than 650 campuses nationwide. Approximately 17% of the Company's revenue is generated through advertisements placed in Link Magazine. In addition, the Company owns Sadler & Streib, an Atlanta-based advertising agency primarily involved in placing media buys and providing creative services for its clients.

     The Company believes CTN to be the largest college and university private commercial television network in the United States. CTN is installed in many of the nation's largest colleges and universities, including among others:
Pennsylvania State University, Arizona State University, NYU, Michigan State University, University of Arkansas at Little Rock, UCLA, Florida State University, Syracuse University, Georgia Tech University, North Carolina State University, University of South Florida, University of Kentucky, University of Buffalo and Rutgers University. The Company's goal is to place CTN in a significant number of the 3,600 colleges and universities located in the United States.

     CTN, which currently airs primarily music videos, is viewed over 25-inch monitors strategically placed throughout each installation site to provide the highest degree of exposure. Each site is equipped with a main processing unit and from one to ten viewing monitors. In order to enhance the flexibility and program diversification of CTN, the Company changed the broadcast delivery platform of CTN in August 1998 to a state-of-the-art digital video broadcast ("DVB") platform. The DVB delivery platform increases reliability of delivery and ensures that each affiliate location receives CTN programming representing the highest standards of digital quality. The DVB platform enables the Company to expand programming opportunities, as evidenced by CTN's ability to broadcast two distinct channels of programming simultaneously: urban programming and mainstream programming. Through its transponder lease agreement, the Company has the capacity to add a third channel for additional CTN programming. The Company continues to receive CNN news and sports programming pursuant to its agreement with Turner Private Networks, Inc.

     The Company primarily derives its revenues from advertisers displaying their commercials on CTN, with the Company presently allotting eight minutes of advertising available per hour. The Company believes CTN is well-positioned to offer advertisers an inexpensive and effective way to reach a highly desirable audience: 18 to 24-year-old college and university students with significant disposable income. This demographic group maintains proven attractiveness to national advertisers. Each advertiser's cost per thousand viewers ("CPM") on CTN is substantially below that of national advertising in competing media, such as radio, broadcast and cable television, campus newspapers or campus billboards. National advertisers on CTN during fiscal 1998 included America Online, Inc., The Andrew Jergens Co. (Biore), Burger King Corporation, The Coca-Cola Company, Fox Entertainment Group, Inc., J.C. Penney Company, Inc., Jack Schwartz Shoes, Inc. (maker of Lugz shoes), MasterCard International Incorporated, NOVUS Services, Inc. (Discover Card), NewLine Cinema Corp., Buena Vista Pictures, Inc., Polygram, Inc., United Parcel Service of America, Inc., Universal Pictures, Visa International, and Warner-Lambert Company. The Company's mix of advertisers on CTN changes from time to time. The Company's network advertising revenues have grown from $2,016,152 in fiscal 1996, to $2,808,658 in fiscal 1997, and to $6,618,215 in fiscal 1998.

     The Company's revenues for 1998 also include the operating results of Link Magazine from January 12, 1998, and Sadler & Streib from July 1, 1998. Revenues attributable to these business segments during fiscal 1998 were $1,408,320 and $483,343, respectively.

     In order to continue the rapid expansion of the Company's affiliate base and to help meet the Company's capital expenditure requirements directly attributable to the DVB delivery platform, the Company completed a $10,000,000 rights offering on October 5, 1998. The Company sold 6,250,000 shares of its common stock in the rights offering. The Company's majority stockholder, U-C Holdings, L.L.C., subscribed for and purchased 5,758,431 shares, and other stockholders subscribed for a purchased 491,569 shares of the Company's common stock in the rights offering. The subscription price pursuant to the rights offering was $1.60 per share.

     The Company's overall strategy is to expand the number of institutions in which CTN is being offered and to expand the number of advertisers. As additional institutions are added, the Company expects to be able to attract additional advertisers as well as to be able to increase its CPM rate, which is currently significantly below that of other competing media. If the Company successfully meets these objectives, the Company believes advertising revenues could grow significantly and enable the Company to reach profitability. The Company also continues to explore other avenues in which it can penetrate the college market in diversified ways.

     The acquisition of Link Magazine during fiscal 1998 enables the Company to broaden its advertiser base and to reach more of the targeted demographic of 18 to 24-year-old students.

     The Company believes there is an opportunity to grow CTN. While the Company experienced a net loss in fiscal 1998 in excess of its net loss for the prior fiscal year, advertising revenues and the number of affiliate universities has increased significantly. The Company will require additional capital to meet its ongoing operational demands for fiscal 1999. Management of the Company, working with the Company's majority stockholder, U-C Holdings, L.L.C., is finalizing a plan to meet the capital needs of the Company. In any event, U-C Holdings, L.L.C. has committed to infuse working capital to fund cash flow deficits, if any, during fiscal year 1999.

The College Television Network System

     CTN is a private commercial television network airing the Company's programming on university and college campuses located throughout the United States. CTN is installed in campus public areas such as dining facilities and student union areas and is designed to serve as background entertainment. The Company's Systems are single-channel systems offering only CTN programming, which currently consists primarily of music videos.

     In order to more effectively expand its programming to include national news, local campus news, sports and comedy on a current basis, the Company successfully launched the DVB satellite delivery platform in August 1998. DVB offers CTN a state of the art delivery system that is reliable and cost-efficient and that provides the operational flexibility CTN desires.

Markets

     There are approximately 3,600 colleges and universities in the United States. The Company's goal is to place CTN in a significant number of these institutions. As of December 31, 1998, CTN was installed or contracted for installation in 736 locations throughout the country. Included among the institutions equipped with CTN are Pennsylvania State University, Arizona State University, NYU, Michigan State University, University of Arkansas at Little Rock, UCLA, Florida State University, Syracuse University, Georgia Tech University, North Carolina State University, University of South Florida, University of Kentucky, University of Buffalo and Rutgers University.

     The Company markets its Systems principally to colleges and universities and to local operators responsible for dining facilities at targeted college or university campuses. The Company contracted with 471 new affiliate locations in 1998. This growth is attributable to several factors: a dedicated, professional affiliate sales staff, a full service affiliate relations support team and CTN's status as a state-of-the-art, reliable programming vehicle that students enjoy watching. The Company has 18 full-time employees involved in affiliate sales and affiliate support functions.

Advertising Revenues

     The Company primarily derives its revenues from advertisements placed on CTN. The Company believes advertisers find the network's programming current and appealing, the campus dining hall setting with its captive audience desirable, and the System's programming concept modern and innovative. Other advertising revenues are derived from advertisements placed in Link Magazine.

     CTN is currently designed to offer sixteen 30-second commercials every hour. In both fiscal 1998 and 1997, approximately 33% of the network's advertising spots were sold. The Company's overall strategy contemplates the following three principal methods for increasing its advertising revenue: (i) increasing audience size by adding institutions; (ii) increasing the number of advertisers and advertising spots sold to maximize the use of time available to be sold; and (iii) increasing the CPM rate, which is currently well below that of competing media.

     Advertisers during fiscal 1998 included America Online, Inc., The Andrew Jergens Co. (Biore), Burger King Corporation, The Coca-Cola Company, Fox Entertainment Group, Inc., J.C. Penney Company, Inc., Jack Schwartz Shoes, Inc. (maker of Lugz shoes), MasterCard International Incorporated, NOVUS Services, Inc., NewLine Cinema Corp., Buena Vista Pictures, Inc., Polygram, Inc., United Parcel Service of America, Inc., Universal Pictures, Visa International, and Warner-Lambert Company.

     The Coca-Cola Company, United Parcel Service of America, Inc., Warner-Lambert Company and Visa International accounted for 18%, 9%, 8%, and 8% respectively, of the Company's network advertising revenues for fiscal 1998. Top advertisers in Link Magazine during fiscal 1998 were Yahoo! Inc., AT&T Universal and the U.S. Army, accounting for 14%, 12%, and 8% respectively, of Link's advertising revenues. Sadler & Streib's revenues were derived 51%, 27% and 8% from Georgian Terrace, Smithgall, and Nioxin, respectively.

Programming Content

     CTN airs short-form entertainment, currently consisting primarily of music videos pursuant to licensing agreements with a number of the major music company labels that are represented by Sony, Warner/Electric/Atlantic, EMI, Polygram, MCA and BMG. Each of these agreements permits the Company to use the music videos.

     On March 27, 1998, the Company signed an agreement with Turner Private Networks, Inc. to provide CNN news and sports programming on CTN through December 31, 2002. The total license fee is approximately $2,900,000. This agreement supersedes the programming agreement entered into with Turner Private Networks, Inc. on November 5, 1996.

The Systems -- Installation and Maintenance

     Each System is installed, without charge to the institution, at designated locations agreed upon between the Company and the institution. Due to the Company's increased marketing efforts, CTN is currently installed in 48 states nationwide. The Company bears the costs of normal maintenance and replacement parts.

     The Company has obtained liability insurance which generally covers losses from fire, theft, vandalism and certain other events for each installed System. The Company pays insurance premiums on a per System basis and intends to expand coverage to newly installed Systems each quarter. There can be no assurance that such insurance can be maintained at reasonable rates, or at all. Without such insurance, significant damage to a number of Systems could adversely affect the Company and its financial condition. To date, the Company has filed only one claim for losses. The Company has also obtained insurance for certain of the costs associated with its reliance upon satellite technology, including the costs of redirecting satellite dishes to a new satellite transponder, and the lost advertising revenues resulting from any satellite failure.

     Of the 736 Systems contracted for as of December 31, 1998, 432 were installed throughout the United States at college and university campuses. The remaining Systems are expected to be installed by the start of the fall 1999 semester. System installation generally takes approximately 8 to 10 weeks. The average agreement with an institution is typically for a three-year term.

     The components for each System are generally standard, and the Company believes, based on its past experience and discussions regarding proposals with various component part manufacturers and suppliers, that such components will be available from several different sources. Based on the stated estimated mean time to failure provided by component part manufacturers and suppliers, the expected useful life for each System is approximately five years. The warranties for such components are generally for 12 months.

Competition

     CTN and Link Magazine compete for advertisers with many other forms of advertising targeting the 18-24 year-old market. These competing forms of advertising media include television, radio, print, direct mail and billboard. The Company is not aware of any other national television networks specifically directed at college and university students. There is no assurance that someone with greater resources will not enter into the market, particularly because there are few proprietary characteristics with the business. The Company believes it can successfully compete against other forms of media because it offers an effective means of reaching a difficult-to-reach targeted audience at a low cost.

     The Company believes that the time required to secure and contract with each institution is significant. The Company has already invested a great amount of time in securing its present locations, and believes that the affiliate acquisition strategy being implemented will continue to result in an increasing affiliate base.

Employees

     As of December 31, 1998, the Company employed 69 full-time salaried personnel, consisting of various managerial, operational, programming, advertising, publishing, ad agency and affiliate sales personnel. The
Company also utilizes independent contractors to perform certain of the services required in connection with the production, installation and maintenance of the Systems. The responsibilities of the Company's operations and administrative personnel include conducting marketing and promotional activities, managing campus relations and performing certain administrative and financial functions. Fourteen of the Company's employees have employment agreements with the Company. The Company believes that its relationship with its employees is satisfactory.

Government Regulation

     Because CTN is a private network and is currently not a direct live broadcast, the Company is not restricted by regulations of the Federal Communications Commission, network standards and practices or traditional format length and content restraints. Regulatory matters relating to the Company's satellite transmissions are the responsibility of Public Broadcasting Service, Inc. ("PBS"), pursuant to the Company's Transponder Use Agreement with PBS. The Company believes that the manner in which it presently conducts its business operations, and intends to conduct its business operations, including its licensing arrangements with record companies and agreements with location owners, is and will be in material compliance with all applicable laws.

Proprietary Information

     The Company believes that certain of its rights to, and uses of, its Systems may be protectable under applicable patent, copyright and proprietary information laws. There can be no assurance as to such fact or that others may not independently develop the same or similar technology on which the Company's Systems are based and thereafter directly compete with the Company. The Company intends to pursue copyright and trademark registrations as necessary. No assurance can be given, however, that such coverage, even if it can be obtained, will afford the Company meaningful protection of any of its proprietary rights. The Company has obtained trademark registrations for "College Television Network" and "UCTN." Effective with the acquisition of Link Magazine, the Company was also assigned the registered trademarks registered for "Link - The College Magazine," and a patent relating to a System and method for processing bulk mail that is utilized in distributing the magazine.

Publicly Available Information

     The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Such reports, proxy statements and other information can be inspected and copied at the public reference facilities of the Commission, Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20546. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 800/SEC-0330. The Commission also maintains an internet site that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the Commission at http:\\www.sec.gov.

Item 2.  DESCRIPTION OF PROPERTY.

     The Company presently has facilities in five cities: Atlanta, New York City, Los Angeles, Chicago and St. Louis. The Atlanta facility is the Company's principal executive office out of which the Company conducts various administrative and financial functions. A second Atlanta facility is utilized for Sadler & Streib. The Company conducts its marketing and affiliate relations efforts primarily out of its New York, Chicago and Los Angeles offices. The New York office also contains the Company's publishing division for Link Magazine.

     The Company currently leases approximately 4,650 square feet of space for its principal executive office in Atlanta and approximately 3,400 square feet for Sadler & Streib. The Company also leases approximately 7,140 square feet, 1,600 square feet, and 2,010 square feet for the New York, Los Angeles, and Chicago offices, with respective lease termination dates of May 2008, September 2002, and February 2003. The Company also leases approximately 5,000 square feet of warehouse space in St. Louis on a month-to-month basis. The warehouse is used to store equipment and parts utilized for installation of affiliate locations.

     The aggregate monthly rental for these leased offices is currently approximately $35,500, and the Company's management believes that these facilities are adequate for its intended activities in the foreseeable future.

Item 3.  LEGAL PROCEEDINGS.

     The Company is not a party, nor to its knowledge threatened to be made a party, to any material litigation or governmental proceeding.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 1998.


                                    PART II

Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) The Company's $.005 par value per share common stock (the "Common Stock") is traded and quoted under the symbol UCTN on The Nasdaq SmallCap Market ("Nasdaq"). The following table sets forth the high and low sales prices for the Common Stock, as quoted on Nasdaq, for the periods indicated, which prices have been adjusted to reflect the one-for five reverse stock split which became effective on November 12, 1997.


                                  Dates                  High Price  Low Price
                                  -----                  ----------  ---------
Fiscal Year Ended
October 31, 1997:
                    November 1, 1996 to January 31, 1997.   $5.45      $2.20
                    February 1, 1997 to April 30, 1997...   $4.55      $2.05
                    May 1, 1997 to July 31, 1997.........   $4.40      $2.60
                    August 1, 1997 to October 31, 1997...   $4.05      $2.50

Two-Month
Period Ended        November 1, 1997 to December 31, 1997   $2.94      $1.63
December 31, 1997:

Fiscal Year Ended
December 31, 1998:
                    January 1, 1998 to March 31, 1998....   $3.00      $1.72
                    April 1, 1998 to June 30, 1998.......   $3.13      $1.50
                    July 1, 1998 to September 30, 1998...   $2.00      $1.50
                    October 1, 1998 to December 31, 1998.   $3.00      $1.38


     As of March 30, 1999, the Company had 61 owners of record and approximately 969 beneficial owners of its Common Stock.

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

     (b) The Company's Registration Statement on Form S-3 (No. 333-58479) for which the use of proceeds information is being disclosed was declared effective by the Securities and Exchange Commission on July 28, 1998. The offering commenced on July 31, 1998 and terminated on September 10, 1998 after 6,250,000 shares of common stock were sold. The Registration Statement covered the issuance of 6,250,000 shares of common stock and a Class C Warrant for 152,100 shares of common stock. The aggregate offering price of the common stock registered was $10,000,000 and the aggregate offering price of the Class C Warrant registered was $243,360. The aggregate offering price of the amount of common stock sold was $10,000,000 and no additional consideration was paid for the issuance of the Class C Warrant (which was issued to U-C Holdings, L.L.C. as consideration for its purchase commitment and standby commitment pursuant to the Purchase Agreement between the Company and U-C Holdings, L.L.C. described in the Registration Statement). From July 28, 1998 to December 31, 1998, the expenses incurred by the Company in connection with the issuance and distribution of the securities registered was approximately $205,000. There were no underwriting expenses in connection with the offering. The net offering proceeds to the Company after deducting the total expenses of the offering were approximately $9,795,000. Of this amount, approximately $5,400,000 was used by the Company through December 31, 1998 as working capital for general operational expenses.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis should be read in conjunction with the Company's financial statements, beginning on page F-1, included elsewhere in this report.

Results of Operations

     The Company is a multimedia company whose principal activities involve operating and marketing CTN, a private commercial television network. As of December 31, 1998, CTN was installed or contracted for installation in 736 locations in colleges and universities throughout the United States. The majority of the Company's revenues is derived from advertising displayed on CTN. The Company started operations in January 1991.

     The Company also owns and publishes "Link Magazine," a publication circulated to college students. During fiscal 1998, the Company published five issues of Link Magazine. Each issue is distributed to over 650 campuses nationwide and has an approximate circulation in excess of one million students. The Company has taken steps to improve the overall quality and appearance of Link Magazine and plans to increase the size of the magazine and number of issues to six in fiscal 1999.

     The Company's sales are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company generates a significant portion of its sales during September through May and substantially less during the summer months when colleges and universities do not hold regular sessions.

     The following table sets forth certain financial data derived from the Company's statement of operations for the fiscal year ended December 31, 1998 ("Fiscal 1998"), the twelve-months ended December 31, 1997 ("Calendar 1997"), the fiscal year ending October 31, 1997 ("Fiscal 1997") and the fiscal year ended October 31, 1996 ("Fiscal 1996").


                                  Fiscal 1998               Calendar 1997              Fiscal 1997               Fiscal 1996
                           --------------------------  ------------------------  ------------------------  ------------------------
                                $             % of          $           % of          $           % of          $           % of
                                            Revenues                  Revenues                  Revenues                  Revenues
                           ---------------------------------------------------------------------------------------------------------

Revenues.................    8,509,878           100%   2,988,254          100%   2,808,658          100%   2,016,152          100%
Operating Expenses.......    2,381,510            28%   1,920,596           64%   1,784,436           64%     882,528           44%
Publishing Expenses......    1,677,267            20%
Advertising Agency
  Expenses...............      422,657             5%
Selling, General &
  Administrative
  Expenses...............   10,830,795           128%   5,553,403          186%   4,620,132          164%   2,808,931          139%
Depreciation &
  Amortization...........    2,203,988            26%     843,845           28%     828,684           30%     443,556           22%
Interest Income..........      412,392             5%     524,548           18%     421,004           15%      67,411            3%
Loss before change in
  accounting principle...    8,593,947           100%
Cumulative Effect of a
  Change in Accounting
  Principle..............      140,044             2%
Net Loss.................    8,453,903            99%   4,805,042          161%   4,003,590          143%   2,051,452          102%

     Revenues increased to $8,509,878 for Fiscal 1998 from $2,988,254 for the twelve months ended December 31, 1997. Network advertising revenue of $6,618,215 represented a 222% increase from the twelve months ended December 31, 1997. $1,408,320 relating to Link Magazine and $483,343 relating to the advertising agency comprise the balance of the Company's fiscal 1998 revenues with no comparable amounts in prior periods as these businesses were both acquired in 1998. Revenues increased to $2,808,658 for Fiscal 1997 from $2,016,152 for fiscal 1996 representing a 39% increase for the period. The Network's advertiser base increased to 26 advertisers in Fiscal 1998 and included America Online, Inc., The Andrew Jergens Co. (Biore), Burger King Corporation, The Coca-Cola Company, Fox Entertainment Group, Inc., J.C. Penney Company, Inc., Jack Schwartz Shoes, Inc. (maker of Lugz shoes), MasterCard International Incorporated, NOVUS Services, Inc. (Discover Card), NewLine Cinema Corp., United Parcel Service of America, Inc., Cliff Notes, Pier One Imports, Visa International, and Warner-Lambert Company. Studio business included Buena Vista Pictures, Fox, New Line, Polygram and Universal Pictures. The Company's advertiser base for Fiscal 1997 and Fiscal 1996 was 18 and 19 respectively. The Company anticipates continued sales growth during the year ending December 31, 1999 ("Fiscal 1999") by continuing to expand its advertiser and affiliate bases and by further increasing the amount charged for its advertising spots to reflect the anticipated increase in viewership. Although the Company has agreements with national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising time from the Company, or that future significant advertising revenues will ever be generated. A failure to significantly increase advertising revenues could have a material impact on the operations of the Company.

     Network operating expenses totaled $2,381,510 for Fiscal 1998 compared to $1,920,596 for the twelve months ended December 31, 1997. The primary reasons for the increase were attributable to the addition of employees in the operations department necessitated by rapid affiliate expansion and additional satellite uplink and transponder costs. Operating expenses totaled $1,784,436 for Fiscal 1997 compared to $882,528 for Fiscal 1996. The increase in Fiscal 1997 was primarily attributable to additional costs associated with improved programming for CTN.

     In Fiscal 1998, the Company incurred publishing expenses of $1,677,267 relating to the expenses incurred in producing Link Magazine. Approximately 67% of these expenses are direct costs associated with the magazine and 33% are attributable to certain overhead items related to Link. The Company acquired Link magazine on January 12, 1998.

     In Fiscal 1998, the Company also incurred advertising agency expenses of $422,657 relating to direct costs and various overhead related items attributable to the operation of Sadler & Streib, which the Company acquired on July 1, 1998.

     Selling, general and administrative ("SG&A") expenses increased to $10,830,795 for Fiscal 1998 as compared to $5,553,403 for the twelve months ended December 31, 1997. A significant portion of this increase is attributable to additions to the advertising and affiliate sales forces. In addition to the additional expense associated with increasing the affiliate base, there are variable costs directly related to advertising sales. These expenses include commissions and agency fees that account for approximately 20% of sales. Other reasons for the SG&A increase are attributable to overhead expenses related to the overall expansion of personnel and severance obligations of approximately $966,000 for a senior executive and another employee of the Company.

     SG&A expenses increased to $4,620,132 for Fiscal 1997 versus $2,808,931 for Fiscal 1996. The primary reason for this increase was attributable to the Company's efforts to increase market awareness for the network. This was achieved by expanding the Company's management team, advertising and sales forces, opening additional regional sales offices, and instituting a more aggressive advertising and marketing campaign for CTN.

     Depreciation and amortization expense totaled $2,203,988 for Fiscal 1998 compared to $843,845 for the twelve months ended December 31,1997. The increase is primarily attributable to the acceleration of depreciation taken on the previous delivery system, coupled with increased depreciation on office equipment and the current year fixed asset additions. The non-recurring increase of approximately $936,000 related to the previous delivery system was necessitated by management's decision in early 1998 to remove such system from service in August 1998 in favor of the DVB system. Depreciation and amortization expense totaled $828,684 for Fiscal 1997 as compared to $443,556 for Fiscal 1996. The Fiscal 1997 increase was primarily attributable to system retrofit costs associated with the change to a satellite delivery system. During 1998, the Company elected to change its depreciation method to a straight line basis. In connection with this change, the Company recorded a cumulative effect from the change of an accounting principle of approximately $140,000.

     Interest income decreased to $412,392 for Fiscal 1998 as compared to $524,548 for the twelve months ended December 31, 1997. The decrease is primarily attributable to a declining average cash balance relating to a large outflow of cash used in installing new digital broadcasting satellite delivery systems. Interest income increased to $421,004 for Fiscal 1997 as compared to $67,411 for Fiscal 1996. The significant increase in Fiscal 1997 was attributable to higher interest rates and greater average cash balances directly related to the April 1997 purchase of a majority of the Company's Common Stock by U-C Holdings, L.L.C, a Delaware limited liability company ("U-C Holdings").

     The Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue in Fiscal 1999. The Company incurred a net loss of $8,453,903 in Fiscal 1998 compared to a net loss of $4,805,042 in Calendar 1997, and a net loss of $4,003,590 in Fiscal 1997 compared to a net loss of $2,051,452 for Fiscal 1996.

Financial Condition and Liquidity

     At December 31,1998, the Company had working capital of $7,906,287. At such date, the Company's cash and cash equivalents totaled $6,411,423.

     Cash used in operations increased to $7,864,729 in Fiscal 1998 from $4,139,893 for the twelve months ended December 31, 1997. The increase is primarily attributable to the Company's growth strategy relating to affiliate penetration and network awareness. The Company incurred higher costs in Fiscal 1998 relating to affiliate and advertising overhead and direct costs, satellite delivery costs relating to the DVB system, and costs related to Link Magazine and Sadler & Streib. These expense increases for Fiscal 1998 were primarily offset by the increase in sales revenue for the current year.

     The Company completed a $10,000,000 rights offering on October 5, 1998. The Company sold 6,250,000 shares of Common Stock in the rights offering. The Company's majority stockholder, U-C Holdings, subscribed for and purchased 5,758,431 shares and other stockholders subscribed for and purchased 491,569 shares of Common Stock in the rights offering. The subscription price pursuant to the offering was $1.60 per share. In conjunction with the rights offering, the Company issued a Class C warrant to U-C Holdings to purchase 152,100 shares of Common Stock at the subscription price.

     Pursuant to the terms of a purchase agreement, dated as of April 25, 1997, between the Company and U-C Holdings, the Company issued to U-C Holdings 5,818,182 shares of Common Stock and a Class C Warrant to purchase 772,732 shares of Common with an exercise price of $2.75 per share for an aggregate purchase price, net of issuance costs, of $15,400,837. As a result of this transaction, U-C Holdings became the holder of a majority of the outstanding
Common Stock of the Company.   In addition, the Company and U-C Holdings entered
into certain equity protection agreements to protect U-C Holdings' percentage ownership interest in the Company from dilution from third-party exercises of outstanding warrants and options to acquire the Company's Common Stock. Such agreements provide U-C Holdings with the right to acquire additional shares of the Company's Common Stock. The amounts discussed in this paragraph have been adjusted to give effect to the reverse stock split transaction which became effective on November 12, 1997.

     Purchases of property and equipment, net of the proceeds from the sale of obsolete equipment, increased to $6,567,960 in Fiscal 1998 from $1,254,650 for the twelve months ended December 31, 1997, due to the large purchase of additional network systems for new school locations, equipment associated with the commencement of the DVB broadcast platform and the purchase of furniture and equipment needed for the addition of new employees hired during the year.

     As previously discussed, the Company has incurred substantial losses since commencement of operations and anticipates that such losses will continue in Fiscal 1999. In order to reach the stage where the Company is profitable, it is expected that additional expenditures will be required to increase the affiliate base and to market the network properly to attract more advertisers.

     In order to meet the projected ongoing operational needs and proposed increase in affiliate installations of the Company in Fiscal 1999, substantial additional working capital will be required. U-C Holdings has committed to infuse working capital to the Company in order to fund the Company's cash flow deficits, if any, during Fiscal 1999.

Year 2000

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the Year 2000, those date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, prior to December 31, 1999, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company relies on computer applications provided by third parties to deliver and track its programming on CTN as well as to manage and monitor its accounting, advertising sales and administrative functions. Because the Company is dependent on vendor compliance, its ability to assure Year 2000 compliance is limited. The Company has obtained representations from its most significant computer system and software vendors that the services and products provided are, or will be, Year 2000 compliant, with the exception that it has not obtained any such representations from Public Broadcasting Service under its Transponder Use Agreement, dated April 30, 1998. The Company has obtained insurance for certain of the costs associated with a failure of the satellite transmission equipment upon which CTN's programming delivery is based, including the cost of redirecting satellite dishes, securing a new satellite transponder, and lost advertising revenue resulting from an interruption in programming. However, this business interruption insurance would not cover all costs associated with a satellite failure. Despite the Company's efforts to address the Year 2000 impact on its business operations and internal systems, there can be no assurance that such impact will not result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 7.  FINANCIAL STATEMENTS.

     See the financial statements and notes related thereto, beginning on page F-1, included elsewhere in this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective June 24, 1997, the Company dismissed Richard A. Eisner & Company, L.L.P. ("Eisner"), the Company's independent accounting firm, which was previously engaged as the principal accountant to audit the Company's financial statements. The decision to change accountants was recommended and approved by the Company's Board of Directors.

     In an audit report dated January 12, 1996 relating to the Company's financial statements for the fiscal year ended October 31, 1995, Eisner stated that "[t]he Company has suffered recurring losses from operations, anticipates such losses will continue, and is in need of additional financing. These factors raise substantial doubt about its ability to continue as an ongoing concern." The report further stated that "[t]he financial statements do not include any adjustments that might result from the outcome of this uncertainty." The Company has authorized Eisner to respond fully to the inquiries of PricewaterhouseCoopers LLP ("PWC"), the Company's new principal accountant, concerning the subject matter of such statements.

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

     Effective June 24, 1997, the Company engaged PWC, then known as Price Waterhouse, LLP, as the principal accountant to audit the Company's financial statements. During the Company's two most recent fiscal years and any subsequent interim periods prior to engaging PWC, neither the Company nor anyone on its behalf consulted PWC regarding any matter described in Item 304(a)(2)(i) or (ii) of Regulation S-B.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by this Item 9 is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or about April 9, 1999 (the "1999 Proxy Statement") under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership."

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by this Item 10 is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or about April 9, 1999 (the "1999 Proxy Statement") under the caption "Executive Compensation."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item 11 is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or about April 9, 1999 (the "1999 Proxy Statement") under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 12 is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or about April 9, 1999 (the "1999 Proxy Statement") under the caption "Related Party Transactions."

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

     Exhibits:

     See the Exhibit Index on page E-1 for a list of the Exhibits incorporated by referenced herein or filed herewith.

     Reports on Form 8-K:

     None.

COLLEGE TELEVISION NETWORK, INC.
Index to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                               Page(s)

Report of Independent Accountants                                                 F-1

Consolidated Balance Sheet at December 31, 1998 and 1997                          F-2

Consolidated Statement of Operations for the year ended December 31, 1998, the two-month period ended December 31, 1997 and the year
     ended October 31, 1997                                                       F-3

Consolidated Statement of Changes in Stockholders' Equity for the year ended
     December 31, 1998, the two-month period ended
     December 31, 1997 and the year ended October 31, 1997                        F-4

Consolidated Statement of Cash Flows for the year ended December 31, 1998, the two-month period ended December 31, 1997 and the year
     ended October 31, 1997                                                       F-5

Notes to Consolidated Financial Statements                                     F-6-19


                       Report of Independent Accountants



To the Board of Directors and Stockholders of College Television Network, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of College Television Network, Inc. at December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, the two-month period ended December 31, 1997 and the year ended October 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company changed its method of computing depreciation in 1998.



/s/ PricewaterhouseCoopers LLP
March 1, 1999

COLLEGE TELEVISION NETWORK, INC.
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                                       December 31,
                                                                  1998                1997
Assets
Current assets

   Cash and cash equivalents                                   $ 6,411,423          $11,438,289
   Accounts receivable, net                                      2,256,691            1,122,069
   Prepaid expenses                                                326,508               72,044
   Other current assets                                            194,051               29,070
                                                               -----------         ------------
         Total current assets                                    9,188,673           12,661,472


Property and equipment, net                                      6,516,684            2,027,244
Intangible assets, net                                             579,802                    -
Other assets                                                       165,890               18,103
                                                               -----------         ------------
         Total assets                                          $16,451,049         $ 14,706,819
                                                               ===========         ============

Liabilities, Redeemable Preferred Stock
   and Stockholders' Equity
Current liabilities
   Accounts payable                                          $     500,521        $    216,221
   Accrued expenses                                                781,865             812,517
   Current portion of capital lease obligation                           -             154,975
                                                             -------------        ------------
         Total current liabilities                               1,282,386           1,183,713


Long-term portion of accrued severance                             356,267                   -
Long-term portion of capital lease obligation                            -              94,719
                                                             -------------        ------------
         Total liabilities                                       1,638,653           1,278,432
                                                             -------------        ------------

Redeemable preferred stock                                               -               3,333
                                                             -------------        ------------

Commitments and contingencies (Note 8)

Stockholders' equity
   Common stock - $.005 par value, 50,000,000 shares
     authorized, 14,298,913 and 8,015,153 shares issued
     and outstanding                                               71,494               40,076
   Additional paid-in capital                                  40,051,531           30,241,704
   Accumulated deficit                                        (25,310,629)         (16,856,726)
                                                             ------------        -------------
          Total stockholders' equity                           14,812,396           13,425,054
                                                             ------------        -------------
          Total liabilities, redeemable preferred stock and
             stockholders' equity                            $ 16,451,049         $ 14,706,819
                                                             ============        =============

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGE TELEVISION NETWORK, INC.
Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                                       Two-month
                                                        Year ended    period ended  Year ended
                                                       December 31,   December 31,  October 31,
                                                           1998           1997         1997
Revenues                                               $ 8,509,878   $   595,846    $ 2,808,658

Expenses
   Operating                                             4,481,434       326,159      1,784,436
   Selling, general and administrative                  10,830,795     1,380,836      4,620,132
   Depreciation and amortization                         2,203,988       135,657        828,684
                                                       -----------   -----------    -----------
        Total expenses                                  17,516,217     1,842,652      7,233,252

Interest income                                            412,392       110,879        421,004
                                                       -----------   -----------    -----------

Loss before income taxes and cumulative
   effect of change in accounting principle             (8,593,947)   (1,135,927)    (4,003,590)
Provision for income taxes                                       -             -              -
                                                       -----------   -----------    -----------

Loss before cumulative effect of
   change in accounting principle                       (8,593,947)   (1,135,927)    (4,003,590)

Cumulative effect of change in
   accounting principle                                    140,044             -              -
                                                       -----------   -----------    -----------

Net loss                                               $(8,453,903)  $(1,135,927)   $(4,003,590)
                                                       ===========   ===========    ===========
Basic and diluted loss per share (1997
   restated for one-for-five stock split
   discussed in Note 6)

     Loss before cumulative effect of
        change in accounting principle                 $      (.90)  $      (.14)   $      (.77)

     Cumulative effect of change in
        accounting principle                                   .01             -              -
                                                       -----------   -----------    -----------

     Net loss                                          $      (.89)  $      (.14)   $      (.77)
                                                       ===========   ===========    ===========

Weighted average number of common shares outstanding
   (basic and diluted)                                  9,529,087     8,015,153      5,185,932

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGE TELEVISION NETWORK, INC.
Consolidated Statement of Changes in Stockholders' Equity
--------------------------------------------------------------------------------

                                 Common stock           Additional           Accumulated
                            Shares         Amount     paid-in capital          deficit            Total

Balance, October 31,
 1996 (share data
 restated for
 one-for-five stock
 split discussed
 in Note 6)               2,185,831       $10,929        $14,846,451       $(11,717,209)      $ 3,140,171

Proceeds from private
 placement offering,
 net of expenses          5,818,182        29,091         15,371,746                  -        15,400,837


Proceeds from exercise
 of stock options            11,140            56             23,895                   -           23,951

Preferred stock
 dividends declared               -             -               (247)                  -             (247)

Net loss                          -             -                  -          (4,003,590)      (4,003,590)
                         ----------    ----------         -----------        -----------       ----------

Balance, October 31,
 1997 (share data
 restated for
 one-for-five stock
 split discussed
 in Note 6)               8,015,153        40,076         30,241,845         (15,720,799)      14,561,122

Preferred stock
 dividends declared               -             -               (141)                  -             (141)

Net loss                          -             -                  -          (1,135,927)      (1,135,927)
                         ----------    -----------       -----------          ----------       ----------
Balance, December 31,     8,015,153        40,076         30,241,704         (16,856,726)      13,425,054
 1997

Proceeds from rights
 offering, net of
 expenses                 6,250,000        31,250          9,763,742                   -        9,794,992

Proceeds from exercise
 of stock options            33,760           168             46,252                   -           46,420

Preferred stock
 dividends declared               -             -               (167)                  -             (167)

Net loss                          -             -                  -          (8,453,903)      (8,453,903)
                          ----------    ----------         ----------          ----------       ---------
Balance, December 31,
 1998                     14,298,913       $71,494        $40,051,531       $(25,310,629)      $14,812,396
                          ==========    ==========        ===========       ============       ===========

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGE TELEVISION NETWORK, INC.
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                            Two-month
                                                          Year ended       period ended       Year ended
                                                          December 31,      December 31,      October 31,
                                                             1998               1997             1997
Cash flows from operating activities
   Net loss                                              $(8,453,903)      $(1,135,927)      $(4,003,590)
   Adjustments to reconcile net loss to
      net cash used in operating  activities
      Depreciation and amortization                        2,203,988           135,657           828,684
      Loss on disposal of property and equipment                   -                 -            25,017
      Impairment of fixed assets                             132,707                 -                 -
      Cumulative effect of change in accounting
       principle                                            (140,044)                -                 -
   Changes in assets and liabilities, net of
    the effects of acquisitions
      Accounts receivable                                   (963,591)         (113,279)         (246,994)
      Prepaid expenses                                      (250,947)           24,128            (4,848)
      Other assets                                          (302,304)            1,785           (23,388)
      Accounts payable                                      (148,796)         (252,410)          242,111
      Accrued expenses                                       294,416           (62,208)          565,721
      Other                                                 (236,255)                -                 -
                                                         -----------        -----------       -----------
         Net cash used in operating activities            (7,864,729)        (1,402,254)       (2,617,287)
                                                         -----------        -----------       -----------
Cash flows from investing activities
   Purchases of property and equipment                    (6,567,960)          (253,929)         (871,767)
   Cash paid for acquisitions, net                          (180,089)                 -                 -
                                                         -----------        -----------       -----------
         Net cash used in investing activities            (6,748,049)          (253,929)         (871,767)
                                                         -----------        -----------       -----------
Cash flows from financing activities
   Payments under capital lease obligations                 (249,694)                 -                 -
   Net proceeds from exercise of stock options                46,420                  -            23,951
   Net proceeds from private placement offerings                   -                  -        15,400,837
   Net proceeds from stock rights offering                 9,794,992                  -                 -
   Redemption of preferred stock                              (5,806)                 -                 -
                                                         -----------        -----------       -----------
         Net cash provided by financing activities         9,585,912                  -        15,424,788
                                                         -----------        -----------       -----------
Net (decrease) increase in cash and cash equivalents      (5,026,866)        (1,656,183)       11,935,734
Cash and cash equivalents, beginning of period            11,438,289         13,094,472         1,158,738
                                                         -----------        -----------       -----------
Cash and cash equivalents, end of period                 $ 6,411,423        $11,438,289       $13,094,472
                                                         ===========        ===========       ===========
Supplemental cash flow information (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGE TELEVISION NETWORK, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Description of the Business

     The consolidated financial statements of College Television Network, Inc. (the "Company") include the accounts of its divisions, College Television Network, Link Magazine ("Link") and Sadler & Streib Advertising Agency ("Sadler & Streib").

     College Television Network is a proprietary commercial television network operating on college and university campuses through single channel television systems placed primarily in campus dining facilities and student unions. A significant portion of the Company's revenues are derived from advertising displayed on the network. At December 31, 1998, the Company had approximately 736 locations installed or contracted for installation at various colleges and universities throughout the United States.

     As further described in Note 2, the Company purchased Link and Sadler & Streib on January 12, 1998 and July 1, 1998, respectively. Link is a New York City-based publication which distributes approximately six issues per year free of charge to over one million college students throughout the United States. Advertising revenue is derived from advertising displayed in the publications. Sadler & Streib is primarily involved in placing media buys and providing creative services for their clients.


2.   Significant Accounting Policies

     Change in fiscal year-end
     During 1997, the Company changed its fiscal year-end from October 31 to December 31, effective January 1, 1998. Financial information for the two-month period ended December 31, 1997 has been presented in these financial statements.

     Revenue recognition
     Advertising revenues for the College Television Network are recognized in the period during which the spots are aired on the Company's network. Advertising revenues for Link are recognized in the period during which the publication is distributed and revenues for Sadler & Streib are recognized at the time in which services are provided.

     For the year ended December 31, 1998, sales to one customer in the approximate amount of $1,189,000 represented more than ten percent of the Company's consolidated revenue. Likewise, sales to seven customers for the two-month period ended December 31, 1997 in the approximate amounts of $110,000, $84,000, $77,000, $75,000, $75,000, $71,000 and $65,000
     represented more than ten percent of the Company's consolidated revenues. Sales to three customers for the year ended October 31, 1997 in the approximate amounts of $375,000, $332,000 and $298,000 individually represented more than ten percent of the Company's consolidated revenues.

COLLEGE TELEVISION NETWORK, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     The Company's revenues are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company has generated a significant portion of its revenues during the period of September through May and substantially less revenues during the summer months when colleges and universities do not hold regular classes.

     Cash and cash equivalents
     The Company considers all deposits in banks, certificates of deposits and short-term investments with original maturities of three months or less as cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. Such investments often exceed the FDIC limits and are not covered by insurance.

     Accounts receivable
     Accounts receivable consist primarily of trade receivables. At December 31, 1998, an allowance for uncollectible accounts of approximately $198,000 was recorded.

     Property and equipment
     Property and equipment is recorded at cost and has historically been depreciated using an accelerated depreciation method over the estimated useful lives of the assets which range from five to eleven years. During 1998, the Company elected to change its depreciation method for newly acquired entertainment system assets to a straight-line basis in connection with its conversion to the new delivery platform discussed in Note 4. In addition, effective January 1, 1998, the Company changed its method of depreciation for all other fixed assets from an accelerated method to the straight-line method. The Company believes the new method will more appropriately present its financial results by better allocating costs of property and equipment over the useful lives of these assets. In addition, the new method more closely conforms with that prevalent in the industries in which the Company operates. The effect of these changes was to decrease loss before cumulative effect of change in accounting principle by approximately $140,000 or $0.01 per share. The pro forma effect of the change in depreciation of other fixed assets had the new method been in effect in prior periods was not material.

     Upon the retirement or sale of fixed assets, the book value is removed from the accounts and the difference between such net book value and salvage value received is recorded in income. Expenditures for maintenance and repairs are charged to expense during the period incurred; renovations and capital improvements are capitalized and amortized over the assets remaining economic useful lives.

     Intangible assets
     Intangible assets include patents, trademarks and goodwill resulting from acquisitions. Amortization is computed using the straight-line method based on the estimated useful lives of the related assets. The estimated useful life for the Company's intangible assets is 15 years. Accumulated amortization is approximately $29,000 at December 31, 1998.

     Income taxes
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other

COLLEGE TELEVISION NETWORK, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     than enactments of changes in the tax law or rates. Income tax accounting information is disclosed in Note 9.

     Net loss per share
     Net loss per common share is based on the weighted average number of common shares outstanding during the period and gives effect to a one-for-five reverse stock split as discussed in Note 6.

     Fair value of financial instruments
     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practicable to estimate that value. The carrying value of all the Company's financial instruments approximates fair value at December 31, 1998 and 1997 due to the short maturity of these instruments.

     Impairment of long-lived assets
     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), the Company determines whether there has been an impairment of long-lived assets and the related unamortized goodwill, based on whether certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost of any long-lived assets and the related unamortized goodwill may be impaired, an evaluation of recovery would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. See Note 4 for discussion of the current year impairment charge.

     Advertising and promotion costs
     Advertising costs are generally expensed as incurred or no later than when the advertisement appears or the event is run. Advertising expense was approximately $3,503,000, $420,000 and $1,190,000 for the year ended December 31, 1998, the two-month period ended December 31, 1997 and the year ended October 31, 1997, respectively. There were no deferred advertising costs at December 31, 1998 or December 31, 1997.

     Comprehensive income
     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This standard establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement has no impact on the Company's net loss or stockholders' equity. During fiscal 1998 and the prior periods presented, total comprehensive income substantially equaled net loss.

COLLEGE TELEVISION NETWORK, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Reclassification
     Certain prior period amounts have been reclassified to conform to the current year presentation. All significant intercompany accounts and transactions are eliminated in consolidation.

     Use of estimates
     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.


3.   Acquisitions

     On January 12, 1998, the Company acquired the assets of Link, including cash of approximately $110,000, in exchange for the assumption of certain liabilities in the approximate amount of $596,000. The acquisition has been accounted for under the purchase method of accounting. Goodwill in the approximate amount of $351,000 was recognized as the excess of the total liabilities assumed over the fair value of the assets acquired in the transaction and is being amortized on a straight-line basis over a period of fifteen years. The following unaudited condensed combined pro forma results of operations of the Company assume the Link acquisition occurred as of the beginning of the period presented.

                                                12 months ended
                                                  December 31,
                                                      1997

        Revenues                                   $ 4,062,000

        Net loss                                   $(5,270,000)

        Basic and diluted net loss per share       $      (.87)

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of the beginning of the period, nor are they necessarily indicative of future operating results.

     On July 1, 1998, the Company acquired substantially all of the assets of Sadler & Streib for approximately $290,000. The Company also assumed all of Sadler & Streib's liabilities in the amount of approximately $107,000. The acquisition has been accounted for under the purchase method of accounting. Goodwill in the approximate amount of $258,000 was recognized as the excess of the total purchase price over the net assets acquired in the transaction and is being amortized on a straight-line basis over a period of fifteen years. As further discussed in Note 10, a founder and former partner of Sadler

COLLEGE TELEVISION NETWORK, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     & Streib is the wife of an officer of the Company. The operations of Sadler & Streib are not considered material for purposes of pro forma financial disclosures.

     The results of operations of Link and Sadler & Streib are included in the Company's consolidated financial statements as of the date of their respective acquisitions.


4.   Conversion of Delivery Platform

     During fiscal 1998, the Company finalized a plan to convert the then current delivery platform for the College Television Network from the send and store method to the digital video broadcast ("DVB") method. On the conversion date, the Company launched the new DVB delivery system. As a result of the change in delivery technology, certain of the Company's previous delivery system components were rendered obsolete or impaired in value in accordance with SFAS No. 121. The Company reported an impairment charge of approximately $133,000 during the current year which is included as an operating expense in the consolidated financial statements. The impairment charge represents the net carrying value of assets which were taken out of service in the conversion process, less estimated proceeds from their disposition. Certain other original system components which were required to operate the network through the conversion date were not required to operate the new DVB delivery system. Accordingly, the Company reevaluated the useful lives of those components during 1998 to depreciate the remaining net book value over the remaining period such assets would be in service prior to being replaced. The change in useful lives of these assets resulted in additional depreciation expense of approximately $936,000 for the year ended December 31, 1998. Such assets were fully depreciated when they were removed from service on the conversion date. Any proceeds from the disposition of these assets are not expected to be significant as there are limited alternative uses for such assets.


5.   Property and Equipment

     Property and equipment consists of the following:

                                                December 31,         Estimated
                                             1998         1997      useful lives

      Entertainment systems, completed    $ 4,599,051  $ 4,100,179     5 years
      Entertainment systems, in progress    1,508,075       54,136
      Machinery and equipment                 795,105      359,222     7 years
      Furniture and fixtures                  365,826      205,983     7 years
      Leasehold improvements                  170,412       31,812  7-11 years
                                          -----------  -----------
                                            7,438,469    4,751,332
      Less: Accumulated depreciation and
        amortization                         (921,785)  (2,724,088)
                                          -----------  -----------
      Total                               $ 6,516,684  $ 2,027,244
                                          ===========  ===========

COLLEGE TELEVISION NETWORK, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Depreciation expense for the year ended December 31, 1998, the two-month period ended December 31, 1997 and the year ended October 31, 1997 was approximately $2,175,000, $136,000 and $829,000, respectively.


6.   Stockholders' Equity

     Per share data has been restated, as appropriate, for the one-for-five stock split effective November 12, 1997.

     Rights offering
     The Company distributed to holders of record as of the close of business on July 17, 1998 (the "Record Date"), of its common stock, $.005 par value per share (the "Common Stock"), one non-transferable right for each 1.2825 shares of Common Stock held on the Record Date. Each right entitled the holder to subscribe for and purchase one share of Common Stock for a price of $1.60 per share (the "Rights"), for a total of 6,250,000 shares (the "Rights Offering"). The Rights Offering subscription period expired on September 10, 1998. Pursuant to a Standby Stock Purchase Agreement with U-C Holdings, L.L.C. ("U-C Holdings"), the majority shareholder, U-C Holdings purchased in the Rights Offering all of the 4,536,593 shares of Common Stock issuable to them upon exercise of the Rights distributed to them and all of the 1,221,838 shares of Common Stock offered in the Rights Offering which were not purchased by other holders of Rights. Holders of the Rights, other than U-C Holdings, subscribed for and purchased 491,569 shares of Common Stock in the offering. The Rights Offering closed on October 5, 1998 and provided the Company with proceeds, net of expenses, of approximately $9,795,000 which will be used for general corporate purposes. In consideration for its purchase commitment and standby commitment under the Standby Stock Purchase Agreement, the Company issued a warrant to U-C Holdings to purchase an additional 152,100 shares of Common Stock at $1.60 per share at any time during a seven year period from the date of issuance of the warrant.

     Private placement offering
     Pursuant to the terms of a purchase agreement dated April 25, 1997 between the Company and U-C Holdings, the Company issued to U-C Holdings 5,818,182 shares of common stock and a Class C Warrant to purchase 772,732 shares of common stock for $2.75 per share for an aggregate purchase price, net of issuance costs of approximately $15,401,000.

     Concurrent with the private placement, the Company's management was restructured with the designation of five new directors and the addition of a Chairman, a President and a Vice Chairman. Three officers and two directors of the Company own an approximate combined 6% interest in U-C Holdings, of which U-C Holdings owns an approximate 81% ownership interest in the Company at December 31, 1998. The Company and U-C Holdings have entered into certain equity protection agreements to protect U-C Holdings' percentage ownership interest in the Company from dilution from third party exercises of outstanding warrants and options to acquire the Company's common stock. Such agreements provide U-C Holdings with the right to acquire additional shares of the Company's common stock.

COLLEGE TELEVISION NETWORK, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Performance Equity Plan
     Under the Company's 1990 Performance Equity Plan, the Company has reserved an aggregate of 142,833 shares of its common stock for issuance to its officers and key employees, consultants and independent contractors in the form of long-term performance-based stock and/or other equity interests in the Company. One option is exercisable for one share of the Company's common stock. The term of each option is determined by the Board of Directors but shall not exceed ten years after the date on which the option is granted. All options vest over a period determined by the Board of Directors at the time of grant. At December 31, 1998, 17,208 shares of common stock were available for future grants.

     Stock Incentive Plan
     Under the Company's 1996 Stock Incentive Plan (the "Plan"), the Company has reserved as of January 1, 1999 an aggregate of 366,667 shares of its common stock for issuance to its officers, key employees and consultants in the form of stock options and/or other forms of equity interests in the Company. Pursuant to an amendment to the Plan adopted June 30, 1998, an aggregate of 400,000 shares will be reserved for issuance under the Plan effective as of January 1, 2000. One option is exercisable for one share of the Company's common stock. The term of each option is determined by the Board of Directors but shall not exceed ten years after the date on which the option is granted. All options vest over a period determined by the Board of Directors at the time of grant. At December 31, 1998, 70,514 shares of common stock were available for future grants.

     Outside Directors' Stock Option Plan
     Under the Outside Directors' Plan, the Company has reserved an aggregate of 240,000 shares of its common stock for issuance to its non-employee Directors. Upon stockholder adoption of the Directors' Plan on March 20, 1996, the only eligible outside director was granted options to acquire 6,000 shares of the Company's common stock at the market price on the date of the grant. Under the current plan, the Board of Directors has the right to determine the number of options to be granted to eligible directors. No set amount of options is required to be granted to an eligible director. Such option grants contain vesting terms as determined by the Board of Directors for each option grant and as set forth in the applicable stock option agreement. One option is exercisable for one share of the Company's common stock. At December 31, 1998, 234,000 shares of common stock were available for future grants.

     Other stock options
     During fiscal 1996, non-qualified options to purchase 67,500 shares of common stock at an exercise price of $6.55 per share were granted to an officer of the Company. In conjunction with the purchase agreement dated April 25, 1997 between the Company and U-C Holdings, 202,500 additional options were granted to this officer at an exercise price of $3.80. The exercise price of the options issued in fiscal 1996 was revised to $2.25 per share resulting in a total of 270,000 options outstanding at December 31, 1998. These options are currently exercisable, however, none have been exercised through December 31, 1998.

COLLEGE TELEVISION NETWORK, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Stock option activity associated with all of the Company's plans discussed above for the year ended December 31, 1998, the two-month period ended December 31, 1997 and the year ended October 31, 1997 is summarized below:

                                                                       Two-month
                                          Year ended                  period ended                  Year ended
                                         December 31,                 December 31,                  October 31,
                                            1998                         1997                         1997
                             ---------------------------------------------------------------------------------------
                                                 Weighted                     Weighted                      Weighted
                                                 average                      average                       average
                                                 exercise                     exercise                      exercise
                                  Options         price         Options        price         Options         price
                             ---------------------------------------------------------------------------------------

Outstanding at beginning
 of period                         439,518        $2.83          439,518       $2.83          214,958        $4.08
 Granted                           289,000         1.96                -           -          241,700         2.45
 Exercised                         (33,760)        1.37                -           -          (11,140)        2.15
 Cancelled                         (41,880)        2.31                -           -           (6,000)        4.25
                                  --------                       -------                      -------
Outstanding at end of
 period                            652,878        $2.55          439,518       $2.83          439,518        $2.83
                                  ========                       =======                      =======
Exercisable at end of period       464,190                       393,868                      393,118

Weighted average fair value of
 options granted during the
 period                           $   0.95                                                   $   2.16

     For options outstanding at December 31, 1998, 608,551 are priced between $1.50 to $3.05, 37,327 are priced between $4.06 to $7.20 and 7,000 are priced between $14.40 - $15.00.

     Fair value of stock options
     Had compensation expense for the options discussed above been determined based on the fair value at the grant dates for the options consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                        Year ended         Year ended
                                                       December 31,        October 31,
                                                           1998               1997
       As reported
          Net loss                                      $(8,453,903)       $(4,003,590)
          Net loss per common share                     $      (.89)       $      (.77)

       Pro forma
          Net loss                                      $(8,642,291)       $(4,078,426)
          Net loss per common share                     $      (.91)       $      (.79)


     The fair values of the options granted were estimated as of the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions used for grants during fiscal 1998: no expected dividend yield; expected volatility of 66.87 percent; risk-free interest rate of 5.29 percent; and expected lives of

COLLEGE TELEVISION NETWORK, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     three years. For grants during the year ended October 31, 1997, the following weighted average assumption were used: no expected dividend yield; expected volatility of 82.91 percent; risk-free interest rate of
     6.60 percent; and expected lives of 3.1 years.

     Reverse stock split
     On October 6, 1997, U-C Holdings consented to an amendment to effect a one-for-five reverse stock split (the "Reverse Stock Split") and a related change in the par value of the Company's common stock which became effective on November 12, 1997. All amounts and per share data prior to the effective date contained in these consolidated financial statements reflect the impact of the Reverse Stock Split. With the exception of changes resulting from the Reverse Stock Split and the change in par value, the rights and privileges of shares of common stock remain the same after the Reverse Stock Split.


7.   Redeemable Preferred Stock

     As of December 31, 1997, the Company had 3,333 shares of redeemable preferred stock issued and outstanding to a single holder. The cost basis of such shares was $3,333 at December 31, 1997. The stock was redeemable at any time at the option of either the Company or the holder thereof. The redeemable preferred stock had no voting rights and a liquidation preference equal to the $1.00 per share par value plus accrued and unpaid dividends. Dividends accrued at a rate of 10% per annum. On June 30, 1998, the Company exercised its right and redeemed the preferred stock in the total amount of $5,806 which included accrued and unpaid dividends of $2,473. Of the 2,000,000 shares originally authorized by the Company, there were no shares issued and outstanding at December 31, 1998.


8.   Commitments and Contingencies

     Employment agreements
     The Company has employment agreements through 2001 with certain officers and employees. The agreements call for minimum base salaries for the years ending December 31, 1999, 2000 and 2001 of approximately $2,635,000, $2,274,000 and $960,000, respectively.

     Leases
     The Company leases certain of its office facilities under operating leases at various dates through 2008. Rent expense was approximately $379,000, $51,000 and $185,000 for the year ended December 31, 1998, the two-month period ended December 31, 1997 and the year ended October 31, 1997, respectively. Annual lease payments for the years ending December 31, 1999, 2000, 2001, 2002, 2003 and thereafter will approximate $427,000, $375,000,
     $325,000, $315,000, $255,000 and $1,195,000, respectively.

COLLEGE TELEVISION NETWORK, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Other commitments and contingencies
     In connection with the Company's acquisition of the rights to and inventory of video jukeboxes in 1991, the Company agreed to pay two former stockholders an aggregate of $100,000, one-half being payable at such time as the Company's net pre-tax income equals at least $500,000 and the balance being payable at such time as the Company has an additional $500,000 in net pre-tax earnings. The Company will provide for these contingent liabilities at the time in which ultimate payment is considered probable.

     On March 21, 1998, the Company entered into a severance agreement with a senior executive. The agreement provides for payments of approximately $870,000 over a three-year period ending in April 2001. A provision for this obligation is included in the Company's consolidated statement of operations for the year ended December 31, 1998. As of December 31, 1998, the Company has paid approximately $264,000 of this obligation.

     On March 27, 1998, the Company signed an agreement with Turner Private Networks, Inc. ("Turner") to provide news and sports programming on the College Television Network through December 31, 2002. The total license fee is approximately $2,900,000 and supersedes the agreement between the companies entered into on November 5, 1996. Future payments under the agreement during fiscal 1999, 2000, 2001 and 2002 are approximately $500,000, $500,000, $700,000 and $700,000, respectively.

     During 1998, the Company entered into an Origination Services Contract with Crawford Communications for the satellite transmission of the College Television Network's daily programming, including encoded signals, testing, maintaining the programming library and obtaining programming from Turner among other services. The contract expires on July 15, 2003 and annual payments under the agreement approximate $264,000.

     On April 30, 1998 in connection with the delivery platform conversion, the Company entered into a Transponder Use Agreement ("Agreement") with Public Broadcasting Service ("PBS") through July 31, 2003. Under the Agreement, the Company leases capacity on a satellite from PBS. Annual payments under this agreement approximate $780,000.


9.   Income Taxes

     At December 31, 1998, the Company has net operating loss carryforwards of approximately $24,100,000 expiring through the year 2018. Due to an ownership change in April 1997, utilization of approximately $12,100,000 of the net operating loss carryforwards is limited to approximately $1,200,000 per year.

COLLEGE TELEVISION NETWORK, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     The provision for income taxes differs from the amount computed by applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax loss from continuing operations as a result of the following items:

                                                                            Two-month
                                                          Year ended       period ended      Year ended
                                                          December 31,      December 31,     October 31,
                                                              1998             1997             1997

        Federal tax provision on loss before income
         taxes and cumulative effect of change
         in accounting principle                          $(2,921,942)      $(386,215)       $(1,361,221)


       Nondeductible expenses                                  44,942           6,215             13,221

       Change in valuation allowance                        2,877,000         380,000          1,348,000
                                                          -----------       ---------        -----------

       Provision for income taxes                         $         -       $       -        $         -
                                                          ===========       =========        ===========



The components of the deferred income tax assets arising under SFAS No. 109 were as follows:

                                                   December 31,        December 31,
                                                      1998                1997

   Deferred tax assets
     Net operating loss carryforwards              $ 8,208,000          5,277,000
Expenses not currently deductible                      382,000            436,000
     Less valuation allowance                       (8,590,000)        (5,713,000)
                                                   -----------        -----------
       Balance                                     $         -        $         -
                                                   ===========        ===========


     The change in the valuation allowance at December 31, 1998, as compared to December 31, 1997 was approximately $2,877,000, which was principally attributable to the increase in the net operating loss carryforward for the year.


10.  Related Party Transactions

     Sales commissions of approximately $177,000, $18,000 and $67,000 were paid to a company owned in part by a member of the Board of Directors of the Company for the year ended December 31, 1998, the two-month period ended December 31, 1997 and the year ended October 31, 1997, respectively.

COLLEGE TELEVISION NETWORK, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     During 1998, the Company paid design and decorating fees to the spouse of an executive of the Company of approximately $57,000 related to the relocation of the Company's New York offices.

     As discussed in Note 3, the Company purchased Sadler & Streib for which the founder and one of the former partners is the spouse of an officer of the Company. In conjunction with the purchase, the related party was paid approximately $204,000, and the Company has also paid consulting fees of approximately $23,000 to this individual since the date of the acquisition.

     The Company employs two individuals that are related to the CEO. Total compensation paid (including fringe benefits) during 1998 was approximately $59,000. Additionally, 2,000 vested stock options with an exercise price of $2.13 per share were granted during 1998 pursuant to the Company's Stock Incentive Plan.

     The Company has obtained a commitment from the majority stockholder to fund cash flow deficits, if any, through December 31, 1999.


11.  Segment Reporting

     In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement establishes new standards for the manner in which companies report operating segment information as well as disclosures about products and services and major customers. Prior to the Company's acquisitions of Link and Sadler & Streib during fiscal 1998, the College Television Network was the only reportable segment as defined in accordance with SFAS No. 131. As such, segment information for the two-month period ended December 31, 1997 and the year ended October 31, 1997 is not applicable.

COLLEGE TELEVISION NETWORK, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     The Company has three reportable segments as defined under SFAS No. 131:
     (i) the College Television Network ("CTN"); (ii) Link; and (iii) Sadler & Streib. See Note 1 for a description of the products and services provided by each segment. The Company evaluates each segment's performance based on income or loss before income taxes. Information regarding the operations of these reportable segments is as follows:

                                                       Year ended
                                                       December 31,
                                                          1998

          Revenues
            CTN                                        $ 6,618,215
            Link                                         1,408,320
            Sadler & Streib                                483,343
                                                       -----------
                                                       $ 8,509,878
                                                       ===========

          Loss before income taxes and cumulative
          effect of change in accounting principle
            CTN                                        $(7,702,623)
            Link                                          (871,086)
            Sadler & Streib                                (20,238)
                                                       -----------
                                                       $(8,593,947)
                                                       ===========

          Total assets
            CTN                                        $15,520,576
            Link                                           473,355
            Sadler & Streib                                457,118
                                                       -----------
                                                       $16,451,049
                                                       ===========


     Substantially all of the property and equipment owned by the Company is used in the operations of CTN.

COLLEGE TELEVISION NETWORK, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12.  Supplemental Cash Flow Information

     Supplemental disclosure of cash flow information includes:

     On January 12, 1998, the Company completed the purchase of Link as follows:

           Fair value of assets acquired               $ 486,635

           Add: Cash received                            109,209
                                                       ---------
           Liabilities assumed                         $ 595,844
                                                       =========

     On July 1, 1998, the Company completed the purchase of Sadler & Streib as follows:


           Fair value of assets acquired               $ 396,310

           Less: Cash paid                              (289,298)
                                                       ---------
           Liabilities assumed                         $ 107,012
                                                       =========


13.  Subsequent Events

     On February 19, 1999, the Company entered into a severance agreement with one of its senior executives and member of the Board of Directors. The agreement provides for payments of approximately $476,000 over a twenty-six month period through April 2001. In conjunction with the severance agreement, the Company also granted the officer an option to purchase 100,000 shares of the Company's common stock at an exercise price of $2.75 per share that becomes exercisable approximately 120 days subsequent to February 19, 1999. The options expire five years from the date of the severance agreement.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COLLEGE TELEVISION NETWORK, INC.
                               (Registrant)


                               By:  /s/ Jason Elkin
                                  ------------------
                               Jason Elkin
                               Chairman of the Board and Chief Executive Officer

Date:  March 25, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Signature                   Title                          Date
                 ---------                   ------                         ----

/s/ Jason Elkin                     Chairman of the Board, Chief          March 25, 1999
----------------------------------- Executive Officer and Director
Jason Elkin                         (Principal Executive Officer)



/s/ Patrick G. Doran                Chief Financial Officer, Treasurer    March 25, 1999
----------------------------------- and Secretary  (Principal Financial
Patrick G. Doran                    and Accounting Officer)


/s/ Beth F. Johnston                Director
-----------------------------------                                      March 25, 1999
Beth F. Johnston

/s/ Peter Kauff                     Director
-----------------------------------                                      March 25, 1999
Peter Kauff

/s/ C. Thomas McMillen              Director
-----------------------------------                                      March 25, 1999
C. Thomas McMillen

/s/ Stephen Roberts                 Director
-----------------------------------                                      March 25, 1999
Stephen Roberts

/s/ Hollis W. Rademacher            Director
-----------------------------------                                      March 25, 1999
Hollis W. Rademacher

/s/ Avy H. Stein                    Director
-----------------------------------                                      March 25, 1999
Avy H. Stein

/s/ James Wood                      Director
-----------------------------------                                      March 25, 1999
James Wood

/s/ Sergio Zyman                    Director
-----------------------------------                                      March 25, 1999
Sergio Zyman

                                 EXHIBIT INDEX

     3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 (File No. 333-58479) filed on July 2, 1998).

     3.3 Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3 (File No. 333-58479) filed on July 2, 1998).

     4.1 Form of Class C Warrant No. C-1, dated April 25, 1997, issued to U-C Holdings, L.L.C. (incorporated by reference to Exhibit 4.1 to the Company's Form 10-KSB for the fiscal year ended October 31, 1997).

     4.2 Equity Protection Agreement, dated April 25, 1997, between the Registrant and U-C Holdings, L.L.C. (incorporated by reference to
          Exhibit 4.2 to the Company's Form 10-KSB for the fiscal year ended October 31, 1997).

     4.3 Equity Protection Agreement, dated April 25, 1997, between the Registrant and U-C Holdings, L.L.C. (incorporated by reference to
          Exhibit 4.3 to the Company's Form 10-KSB for the fiscal year ended October 31, 1997).

     4.4 Equity Protection Agreement, dated April 25, 1997, between the Registrant and U-C Holdings, L.L.C. (incorporated by reference to
          Exhibit 4.4 to the Company's Form 10-KSB for the fiscal year ended October 31, 1997).

     4.5 Equity Protection Agreement, dated April 25, 1997, between the Registrant and U-C Holdings, L.L.C. (incorporated by reference to
          Exhibit 4.5 to the Company's Form 10-KSB for the fiscal year ended October 31, 1997).

     4.6 Specimen certificate representing Common Stock (incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (No. 33-44935), as amended, declared effective on June 10,
          1992).

    4.15 Form of Class C Warrant No. C-2, issued to U-C Holdings, L.L.C. pursuant to the Standby Stock Purchase Agreement dated July 2, 1998 (incorporated by reference to Exhibit 4.15 to the Company's Registration Statement on Form S-3 (File No. 333-58479) filed July 2,
          1998).

    10.1 Employment Agreement, dated as of April 29, 1997, between the Registrant and Jason Elkin (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997 (File No. 000-19997) filed on January 1, 1998).

    10.2 Employment Agreement, dated as of April 25, 1997, between the Registrant and Peter Kauff (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997 (File No. 000-19997) filed on January 1, 1998).

    10.3 Employment Agreement, dated as of September 10, 1997, between the Registrant and Patrick G. Doran (incorporated by reference to Exhibit
          10.5 to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997 (File No. 000-19997) filed on January 1, 1998).

    10.4 Employment and Equity Purchase Agreement, dated as of January 1, 1998, among the Registrant and Thomas Gatti.

    10.5 Payment Agreement and General Release, dated as of March 21, 1998, between the Registrant and John T. Dobson, III.

    10.6 Payment Agreement and General Release, dated February 19, 1999, among the Registrant, Joseph D. Gersh and U-C Holdings, L.L.C.

    10.7  Consulting Agreement, dated as of March 1, 1999, among Registrant and
          C. Thomas McMillen.

    10.8 Consulting and Equity Purchase Agreement, dated as of March 26, 1999, among Registrant, U-C Holdings, L.L.C. and Sergio Zyman.

    10.9 Registrant's 1990 Performance Equity Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-449035) declared effective on June 10, 1992).

   10.10 First Amendment to 1990 Performance Equity Plan (incorporated by reference to Exhibit A to the Company's Information Statement on
          Schedule 14(c) filed on February 23, 1998).

   10.11 Registrant's 1996 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Form 14A with respect to its 1996 Annual Meeting of Stockholders filed on July 1,
          1996).

   10.12 First Amendment to 1996 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's Information Statement on
          Schedule 14(c) filed on February 23, 1998).

   10.13 Second Amendment to 1996 Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrant's Information Statement on
          Schedule 14(c) filed on May 14, 1998).

   10.14 Registrant's Outside Directors' 1996 Stock Option Plan (incorporated by reference to Exhibit B to the Company's Definitive Proxy Statement on Form 14A with respect to its 1996 Annual Meeting of Stockholders filed on July 1, 1996).

   10.15 First Amendment to Outside Directors' 1996 Stock Option Plan (incorporated by reference to Exhibit A to the Company's Information Statement on Schedule 14(c) filed on February 23, 1998).

   10.16 Second Amendment to Outside Directors' 1996 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant's Information Statement on Schedule 14(c) filed on May 14, 1998).

   10.17 Registration Rights Agreement, dated as of April 25, 1997, between the Registrant and U-C Holdings, L.L.C. (incorporated by reference to
          Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997 (File No. 000-19997) filed on January 1,
          1998).

   10.18 Purchase Agreement, dated as of April 25, 1997, between the Registrant and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997 (File No. 000-19997) filed on January 1, 1998).

   10.19 Lease, dated June 13, 1997, between the Atlanta Board of Realtors Educational Foundation, Inc. and the Registrant, and Lease Addendum thereto, dated October 31, 1997 (incorporated by reference to Exhibit
          10.15 to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997 (File No. 000-19997) filed on January 1, 1998).

   10.20 Programming and Services Agreement, dated effective as of January 1, 1998, between Registrant and Turner Private Networks, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (File No. 000-19997) filed on May 15, 1998).

   10.21 Installation Agreement (Phase I,) dated March 13, 1998, between the Registrant and Crawford Communications, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (File No. 000-19997) filed on May 15, 1998).

   10.22 Transponder Use Agreement between Registrant and Public Broadcasting Service dated April 30, 1998 (incorporated by reference to Exhibit
          10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 (File No. 000-19997) filed on August 14, 1998).

   10.23 Standard Form of Office Lease by and between 32 East 57th Street, LLC and Registrant (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 (File No. 000-19997) filed on August 14, 1998).

   10.24 Agreement between Crawford Communications Inc. and Registrant dated July 15, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 000-19997) filed on November 13, 1998).

   16.1 Letter of Richard A. Eisner & Company regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997 filed on January 29, 1998).

   18.1   Letter Regarding Change in Accounting Principles.

   23.1   Consent of PricewaterhouseCoopers LLP.

   27.1   Financial Data Schedule (for SEC use only).

   99.1   Safe Harbor Compliance Statement for Forward-Looking Statements.