Form 10QSB
period 1999-03-31
COLLEGE TELEVISION NETWORK INC
filed 1999-05-14
CIK 876013

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[MARK ONE]
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      OR

   [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ____________


                        COMMISSION FILE NUMBER: 0-19997

                       COLLEGE TELEVISION NETWORK, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                          DELAWARE                                                           13-3557317
(State or Other Jurisdiction of Incorporation or Organization)                   (I.R.S. Employer Identification No.)


       5784 LAKE FORREST DRIVE, SUITE 275                                30328
                ATLANTA, GEORGIA                                      (Zip Code)
    (Address of Principal Executive Offices)

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 256-9630

                                      N/A
--------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Number of shares of common stock outstanding as of May 12, 1999:  14,298,913

    Transitional Small Business Disclosure Format (check one): Yes [_] No [X]


--------------------------------------------------------------------------------

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       COLLEGE TELEVISION NETWORK, INC.
                                 BALANCE SHEET
                                March 31, 1999
                                  (Unaudited)

                                    ASSETS
Current assets:
     Cash and cash equivalents...........................................    $  3,686,641
     Accounts receivable, net of allowance of $197,875...................       2,706,640
     Prepaid expenses....................................................         245,811
     Other current assets................................................          74,102
                                                                             ------------
         Total current assets............................................       6,713,194

Property and equipment, net..............................................       7,143,785
Other assets.............................................................         165,390
Intangible assets, net...................................................         609,080
                                                                             ------------
         Total assets                                                        $ 14,631,449
                                                                             ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable....................................................    $    847,528
     Accrued expenses....................................................         989,418
                                                                             ------------
         Total current liabilities.......................................       1,836,946

Accrued severance, net of current portion................................         504,644
                                                                             ------------
         Total liabilities...............................................       2,341,590
                                                                             ------------

Capital stock:
     Common stock - $.005 par; authorized 50,000,000 shares;
       issued and outstanding 14,298,913 shares..........................          71,494

     Additional paid in capital..........................................      40,291,531

     Accumulated deficit.................................................     (28,073,166)
                                                                             ------------
         Total stockholders' equity......................................      12,289,859
                                                                             ------------


         Total liabilities and stockholders' equity......................    $ 14,631,449
                                                                             ============


   The accompanying notes are an integral part of the financial statements.

                       COLLEGE TELEVISION NETWORK, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                1999                  1998
                                                                             ----------------------------------
   Revenue..............................................................     $   2,980,294         $  1,770,978
                                                                            -----------------------------------
   Expenses

      Operating.........................................................         1,833,387              787,093

      Selling, general and administrative...............................         3,649,921            3,074,954

      Depreciation and amortization.....................................           308,089              206,809
                                                                            -----------------------------------

          Total Expenses................................................         5,791,397            4,068,856


      Interest Income, net..............................................            48,566              132,544
                                                                            -----------------------------------

      Loss before income taxes and cumulative effect of change
        in accounting principle.........................................        (2,762,537)          (2,165,334)

      Provision for income taxes........................................                 -                    -
                                                                            -----------------------------------

      Loss before cumulative effect of change in accounting
        principle.......................................................        (2,762,537)          (2,165,334)

      Cumulative effect of change in accounting principle...............                 -              140,044
                                                                            -----------------------------------

      Net loss..........................................................    $   (2,762,537)        $ (2,025,290)

      Basic and diluted loss per share

        Loss before cumulative effect of change in accounting principle.    $         (.19)        $       (.27)
                                                                            -----------------------------------
        Cumulative effect of change in accounting principle.............                 -                  .02

        Net Loss........................................................    $         (.19)        $       (.25)
                                                                            -----------------------------------

        Weighted average number of common shares
          outstanding (basic and diluted)...............................        14,298,913            8,015,153


   The accompanying notes are an integral part of the financial statements.

                       COLLEGE TELEVISION NETWORK, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     1999                 1998
                                                                              ------------------------------------------
Cash flows from operating activities:

      Net loss..........................................................      $   (2,762,537)            $  (2,025,290)

Adjustments to reconcile net loss to net cash used in
operating activities:
      Depreciation and amortization.....................................             308,089                   206,809
      Compensation from stock options...................................             240,000                         -
      Cumulative effect of change in accounting principle...............                   -                  (140,044)

 Changes in operating assets and liabilities, net of acquisition:
      Accounts receivable...............................................            (445,549)                 (267,027)

      Prepaid expenses..................................................              80,697                   (21,857)
      Other assets......................................................             120,449                   (41,251)
      Accounts payable..................................................             328,532                  (111,095)
      Accrued expenses..................................................             355,930                   904,084

      Deferred revenue..................................................                   -                   (80,626)
                                                                              ----------------------------------------
          Net cash used in operating activities.........................          (1,774,389)               (1,576,297)
                                                                              ----------------------------------------

 Cash flows from investing activities:
      Purchases of property and equipment...............................            (920,393)                (622,804)
      Cash (paid for) acquired from acquisitions, net of cash received..             (30,000)                 109,209
                                                                              ---------------------------------------
          Net cash used in investing activities.........................            (950,393)                (513,595)

 Cash flows from financing activities...................................                   -                        -
                                                                              ---------------------------------------
               Net cash provided by financing activities................                   -                        -
                                                                              ---------------------------------------

 Net (decrease) increase in cash and cash equivalents...................          (2,724,782)              (2,089,892)
 Cash and cash equivalents, beginning of period.........................
                                                                                   6,411,423               11,438,289
                                                                              ---------------------------------------
 Cash and Cash equivalents, end of period...............................      $    3,686,641             $  9,348,397
                                                                              ---------------------------------------

    The accompanying notes are an integral part of the financial statements

                       COLLEGE TELEVISION NETWORK, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

     The accompanying unaudited consolidated financial statements (the "financial statements") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1998 included in the Annual Report as filed on Form 10-KSB with the United States Securities and Exchange Commission.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations and of cash flows for the three months ended March 31, 1999 and 1998.

     The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results of operations for a full fiscal year of the Company. Certain prior period amounts have been reclassified to conform with current period presentation. During 1998, the Company changed its method of depreciation for all fixed assets from an accelerated method to the straight-line method resulting in a cumulative effect of change in accounting principle.

NOTE (A) - THE COMPANY
----------------------

     College Television Network, Inc. ("the Company") is a broadcasting company which owns and operates the College Television Network ("CTN" or the "Network"), a proprietary commercial television network operating on college and university campuses, through single-channel television systems placed primarily in campus dining facilities and student unions. The majority of the Company's revenue is derived from advertising displayed on CTN. At March 31, 1999 and 1998, CTN was installed or contracted for installation at approximately 927 and 331 locations, respectively, at various colleges and universities throughout the United States. The Company believes CTN currently reaches a viewership of approximately 1,500,000 daily impressions.

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

NOTE  (B) - PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT CONSISTS OF THE FOLLOWING:

                                             March 31,          Estimated
                                               1999            useful lives
                                         --------------------------------------
Entertainment systems, completed.......  $     6,932,244          5 years
Entertainment systems, in progress.....           23,136
Machinery and equipment................          760,809          7 years
Furniture and fixtures.................          407,517          7 years
Leasehold improvements.................          201,322        7 - 11 years
                                         ---------------
                                               8,325,028

Less :  Accumulated depreciation.......       (1,181,243)
                                         ---------------

Total..................................  $     7,143,785
                                         ---------------

Depreciation expense for the quarter ended March 31, 1999 and the quarter ended March 31, 1998 was approximately $297,000 and $201,000, respectively.


NOTE (C) - COMMITMENTS AND CONTINGENCIES
----------------------------------------

     The Company is currently utilizing Crawford Communications Inc. ("Crawford"), and Viatech International, Inc. to complete the installation of new systems in the Company's existing locations, and to complete installations in new locations. The Company has also entered into an Origination Services Contract with Crawford. In accordance with this contract, Crawford is responsible for the transmission via satellite of CTN's daily programming, including encoding signals, testing, maintaining CTN's programming library, and obtaining programming from Turner Private Networks, Inc. ("Turner") pursuant to the Company's programming agreement with Turner, as well as other programming from other CTN sources. Crawford is also responsible for the uplink of the programming to a satellite as well as the downlink of the signal from the satellite at each installation site. The Origination Services Contract has a five-year term.

     On March 21, 1998, the Company entered into a severance agreement with one of its Senior Executives. The Agreement provides for payments of approximately $870,000 over a three year period ending in April, 2001. A provision for this obligation is included in the Company's statement of operations for the fiscal year ended December 31, 1998. As of March 31, 1999, the Company has paid approximately $300,000 of this obligation.

     On March 27, 1998, the Company signed an agreement with Turner Private Networks, Inc. to provide news and sports programming on CTN through December 31, 2002. The total license fee is approximately $2,900,000. This agreement supercedes the prior programming agreement entered into on November 5, 1996.

     In connection with the delivery platform conversion, the Company entered into a Transponder Use Agreement with Public Broadcasting Service ("PBS") on April 30, 1998. The Company has subleased capacity on a satellite owned and operated by GE American Communications, Inc. ("GE") and leased to PBS by GE. This contract terminates on July 31, 2003. The Company has protected status on this satellite, where in the event of satellite failure or a performance problem, the Company's programming will preempt transmissions of other users on this satellite or on another satellite.

     On February 19, 1999, the Company entered into a severance agreement with one of its senior executives and member of the Board of Directors. The agreement provides for payments of approximately $476, 000 over a twenty-six month period through April 2001. In conjunction with the severance agreement, the Company also granted the officer an option to purchase 100,000 shares of the Company's common stock at an exercise price of $2.75 per share. The options expire five years from the date of the severance agreement. In connection with the severance agreement, the Company recorded charges of $436,300, representing the present value of the cash severance payments and $240,000, representing the fair value of the stock options, as calculated under the Black Scholes model.

NOTE (D) COMPREHENSIVE INCOME
-----------------------------

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This standard establishes new rules for reporting and display of comprehensive income and its components. The adoption of this statement has no impact on the Company's net loss or stockholders' equity. During fiscal 1998 and the prior periods presented, total comprehensive income substantially equaled net loss.

NOTE (E) SEGMENT REPORTING
--------------------------

     In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement establishes new standards for the manner in which companies report operating segment information as well as disclosures about products and services and major customers. Currently the Company has three reportable segments as defined under SFAS No. 131: (i) CTN;
(ii) Link; and (iii) S&S. See Note A for a description of the products and services provided by each segment. Prior to the Company's acquisition of S&S on July 1, 1998, CTN and Link were the only reportable segments as defined in accordance with SFAS No. 131. The Company evaluates each segment's performance based on income or loss before income taxes. Information regarding the operations of these reportable segments are as follows:

                                                                             THREE MONTHS ENDED     THREE MONTHS ENDED MARCH
                                                                               MARCH 31, 1999               31, 1998
                        Revenues
                                              CTN                              $   1,801,797         $       1,496,110
                                              Link                                   694,822                   274,868
                                              S&S                                    483,675                         -
                                                                               -------------         -----------------
                                                                               $   2,980,294         $       1,770,978
                                                                               -------------         -----------------
                        Loss before income taxes and cumulative effect
                        of change in accounting principle
                                              CTN                                 (2,305,730)               (2,013,815)
                                              Link                                  (430,686)                 (151,519)
                                              S&S                                    (26,121)                        -
                                                                               -------------         -----------------
                        Total Assets                                           $  (2,762,537)        $      (2,165,334)
                                                                               -------------         -----------------

                                              CTN                                 12,938,729                13,361,499
                                              Link                                   903,122                   508,976
                                              S&S                                    789,598                         -
                                                                               -------------         -----------------
                                                                               $  14,631,449         $      13,870,475
                                                                               -------------         -----------------

Substantially all of the property and equipment owned by the Company is used in the operations of CTN.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

     Certain forward-looking information contained in this Quarterly Report is being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning the Company's future financial and operating performance. Such forward-looking information is subject to assumptions and beliefs based on current information known to the Company and factors that could yield actual results differing materially from those anticipated. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results. Please see Exhibit 99.1 "Safe Harbor Compliance Statement for Forward-Looking Statements" to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, the terms of which are incorporated herein, for additional factors to be considered by shareholders and prospective shareholders.

OVERVIEW

     College Television Network, Inc., a Delaware corporation formerly known as UC Television Network Corp. (the "Company"), commenced operations in January 1991. The Company owns and operates the College Television Network ("CTN" or the "Network"), a proprietary commercial television network that operates on college and university campuses. CTN is provided to campuses through single-channel television systems ("Systems") placed free of charge primarily in campus dining facilities and student unions. For the year ended December 31, 1998, approximately 78% of the Company's revenues were derived from advertising displayed on CTN. At March 31, 1999, CTN was installed or contracted for installation at approximately 927 locations at various colleges and universities throughout the United States. The Company believes CTN currently reaches a viewership of approximately 1,500,000 daily impressions.

     The Company also owns and publishes "Link Magazine," a publication having an approximate circulation in excess of one million students. Link Magazine is distributed free of charge to more than 650 campuses nationwide. For the year ended December 31, 1998, approximately 17% of the Company's revenue was generated through advertisements placed in Link Magazine. In addition, the Company owns Sadler & Streib, an Atlanta-based advertising agency primarily involved in placing media buys and providing creative services for its clients.

     The Company's revenue is affected by the pattern of seasonality common to most school-related businesses. Historically, the Company has generated a significant portion of its revenue during the period of September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data derived from the Company's statement of operations for the three months ended March 31, 1999 and March 31, 1998:

                                                                          Three Months Ended
                                                           March 31, 1999                     March 31, 1998
                                                 --------------------------------------------------------------------
                                                                        % of                                % of
                                                        $              Revenue              $             Revenue
                                                 --------------------------------------------------------------------
Revenue.....................................        2,980,294             100           1,770,978            100
Operating expenses..........................        1,833,387              62             787,093             44
Selling, general and administrative.........        3,649,921             122           3,074,954            174
Depreciation and amortization...............          308,089              11             206,809             12

Interest income.............................                 48,566               2         132,544              7
Loss before cumulative effect of change in
accounting principle........................              2,762,537              93       2,165,334            114

     Revenue increased to $2,980,294 for the three months ended March 31, 1999, versus $1,770,978 for the comparable period in the prior year. Increased advertising sales to existing customers combined with sales to new customers for both the Network and Link Magazine was the primary source for this increase. Furthermore, approximately 16% of the current quarter's revenue was attributable to the Sadler & Streib advertising agency which was acquired in July 1998. The Company anticipates that it will experience continued sales growth throughout the fiscal year ending December 31, 1999 by continuing to expand its advertiser base and by increasing the rates charged for its advertising spots to reflect the anticipated increase in viewership. Although the Company has agreements with national advertisers and has held discussions or had prior agreements with other national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising from the Company, or that future significant advertising revenue will ever be generated. A failure to significantly increase advertising revenue could have a material impact on the operations of the Company.

     Operating expenses increased to $1,833,387 for the three-month period ended March 31, 1999, as compared to $787,093 for the comparable period in the prior year. The increase over the comparable prior year period is primarily attributable to direct costs relating to the advertising agency business with no corresponding amount for the first quarter of 1998 as the agency was acquired in July 1998. Additionally publishing costs associated with producing larger and higher quality issues of Link Magazine account for a portion of the increase. The increase over the prior year also reflects additional costs for improved network programming and satellite transmission expenses.

     Selling, general and administrative expenses increased to $3,649,921 for the three-month period ended March 31, 1999, versus $3,074,954 for the comparable period in the prior year. The increase is primarily attributable to the hiring of inside sales personnel and their related expenses in the advertising and affiliate groups.

     Depreciation and amortization expense totaled $308,089 for the three-month period ended March 31, 1999, as compared to $206,809 for the comparable period in the prior year. The increase in depreciation expense is directly related to the significant increase in installed affiliate locations and the equipment related thereto.

     Interest income amounted to $48,566 for the three-month period ended March 31, 1999, versus $132,544 for the comparable period in the prior year. The decrease is attributable to the Company's lower cash position as a result of expenditures directly related to the equipment required for the increased number of installed affiliate locations.

     The Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue in Fiscal 1999. The net loss amounted to $2,762,537 for the three month period ended March 31, 1999, versus $2,025,290 for the comparable period in the prior year. The net loss for the quarter reflects the Company's continued efforts to expand its advertiser and affiliate bases.

FINANCIAL CONDITION AND LIQUIDITY

     At March 31, 1999, the Company had working capital of $4,876,248. At such date, the Company's cash and cash equivalents totaled $3,686,641.

     Cash used in operations increased to $1,774,389 during the three months ended March 31, 1999, from $1,576,297 for the comparable period in the prior year. The impact of increased sales during the three month period ended March 31, 1999 was more than offset by additional expenditures related to programming and personnel in connection with the Company's effort to expand its network and advertiser base. A portion of this increase was also attributable to the timing of collections of accounts receivable. The Company has obtained a commitment from its majority stockholder to fund cash flows from deficits, if any, through December 31, 1999.

     Purchases of property and equipment increased to $920,393 during the three months ended March 31, 1999 from $622,804 for the comparable period in the prior year due to the purchase of additional network systems needed to accommodate the rapid expansion of new affiliate locations.

     The Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue through Fiscal 1999. In order to reach the stage where the Company is profitable, it is expected that additional expenditures will be required to increase the affiliate base and to market the Network properly to attract more advertisers.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      No events occurred during the quarter covered by this Report that would require a response to this Item.

ITEM 2.  CHANGES IN SECURITIES.

      No events occurred during the quarter covered by this Report that would require a response to this Item.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      No events occurred during the quarter covered by this Report that would require a response to this Item.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

      No events occurred during the quarter covered by this Report that would require a response to this Item.

ITEM 5.  OTHER INFORMATION.

      No events occurred during the quarter covered by this Report that would require a response to this Item.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)       Exhibits

             The following exhibits are filed with this Report:
                  Exhibit 27.1 Financial Data Schedule.

        (b)  Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COLLEGE TELEVISION NETWORK INC.
                              Registrant



Date: May 14, 1999                           /s/ Jason Elkin
                             --------------------------------------------------
                             Jason Elkin
                             Chief Executive Officer and Chairman of the Board (Principal Executive Officer)


Date: May 14, 1999                          /s/ Patrick Doran
                             --------------------------------------------------
                             Patrick Doran
                             Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)