Form 10QSB
period 1999-06-30
COLLEGE TELEVISION NETWORK INC
filed 1999-08-16
CIK 876013

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[Mark One]
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                                      N/A
                                   ---------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes [X] No [ ]

Number of shares of common stock outstanding as of August 7, 1999:  14,409,060

 Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

Item 1.  Financial Statements.

                     College Television Network, Inc.
---------------------------------------------------------------------------
                               BALANCE SHEET
                               June 30, 1999
                                (Unaudited)

                                          ASSETS

Current assets:
 Cash and cash equivalents...........................................      $  1,163,166
 Accounts receivable, net of allowance of $200,125...................         1,559,446
 Prepaid expenses....................................................           148,315
 Other current assets................................................           104,653
                                                                            -----------
 Total current assets................................................         2,975,580

Property and equipment, net..........................................         8,097,215
Other assets.........................................................           261,777
Intangible assets, net...............................................           598,061
                                                                            -----------
 Total assets........................................................       $11,932,633
                                                                            ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Accounts
 payable..............................................................      $ 1,460,008
 Accrued
 expenses.............................................................          868,891
 Deferred revenue.....................................................          138,126
                                                                            -----------
 Total current liabilities............................................        2,467,025

 Accrued severance, net of current portion............................          397,768
                                                                            -----------
 Total liabilities....................................................      $ 2,864,793
                                                                            -----------
Capital stock:

 Common stock - $.005 par; authorized 50,000,000 shares;
 issued and outstanding 14,409,060 shares.............................           72,045
 Additional paid in capital...........................................       41,222,456
 Unearned  compensation...............................................         (404,495)
 Accumulated deficit..................................................      (31,882,166)
                                                                            -----------
 Total stockholders' equity...........................................        9,067,840
 Total liabilities and stockholders' equity...........................      $11,932,633
                                                                            ===========

 The accompanying notes are an integral part of the financial statements.

                       COLLEGE TELEVISION NETWORK, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Three Months Ended   Six Months Ended
                                                            June 30              June 30
                                          ------------------------------------------------------------------
                                              1999                 1998              1999          1998
                                          ------------------------------------------------------------------
Revenue.................................  $ 2,059,559          $ 1,903,990        $ 5,039,853   $ 3,674,968
                                          ------------------------------------------------------------------
Expenses
Operating...............................    1,950,638              667,364          3,784,026     1,278,838
Selling, general and administrative.....    3,509,415            2,411,426          7,159,336     5,674,747
Depreciation and amortization...........      359,303              800,454            667,392     1,007,263
                                          ------------------------------------------------------------------
Total Expenses..........................    5,819,356            3,879,244         11,610,754     7,960,848

Interest Income, net....................       10,797              124,711             59,364       270,003
                                          ------------------------------------------------------------------
Loss before income taxes and cumulative
effect of change in accounting
principle...............................   (3,749,000)          (1,850,543)        (6,511,537)   (4,015,877)
Provision for income taxes..............        -                    -                  -             -
                                          ------------------------------------------------------------------
Loss before cumulative effect of change
in accounting principal.................   (3,749,000)          (1,850,543)        (6,511,537)   (4,015,877)
Cumulative effect of change in
accounting principle....................            -                    -                  -       140,044
                                          ------------------------------------------------------------------
Net loss................................  $(3,749,000)         $(1,850,543)       $(6,511,537)  $(3,875,833)
                                          ------------------------------------------------------------------
Basic and diluted loss per share
Loss before cumulative effect of change         $(.26)         $      (.23)       $      (.46)  $      (.50)
in accounting principle.................
Cumulative effect of change in
accounting principle....................            -                    -                  -           .02
Net Loss................................        $(.26)         $      (.23)       $      (.46)  $      (.48)
                                          ------------------------------------------------------------------
Weighted average number of common shares
outstanding (basic and diluted)..........  14,315,369            8,015,153         14,307,141     8,015,153


The accompanying notes are an integral part of the financial statements.

                       COLLEGE TELEVISION NETWORK, INC.
                           STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                                    Six Months Ended
                                                                       June 30
                                                             1999                   1998
                                                         -------------------------------------
Cash flows from operating activities:

Net loss................................                 $(6,511,537)             $(3,875,833)

Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization...........                     667,392                1,007,263
Compensation from stock options.........                     408,451                        -
Cumulative effect of change in
accounting principle....................                           -                 (140,044)

Changes in operating assets and liabilities,
net of acquisition:
Accounts receivable.....................                     701,645                 (328,051)
Prepaid expenses........................                     178,193                 (120,525)
Other assets............................                      (6,489)                (221,163)
Accounts payable                                             941,012                  325,750
Accrued expenses........................                     128,527                  458,482
Deferred revenue........................                     138,126                 (236,252)
                                                         -----------              -----------
Net cash used in operating activities...                  (3,354,680)              (3,008,166)
                                                         -----------              -----------
Cash flows from investing activities:
Purchases of property and equipment.....                  (2,222,107)              (2,410,348)
Cash  (paid for) acquired from
acquisitions, net of cash
received................................                     (30,000)                 109,209
                                                         -----------              -----------
Net cash used in investing activities...                  (2,252,107)              (2,301,139)
                                                         -----------              -----------
Cash flows from financing activities:
Payments under capital lease
obligation..............................                           -                 (125,664)
Redemption of preferred stock...........                           -                   (5,809)
Proceeds from exercise of warrants......                     350,030                        -
Proceeds from exercise of stock
options.................................                       8,500                        -
                                                         -----------              -----------
Net cash provided by (used in)
financing activities...................                      358,530                 (131,473)

Net (decrease) increase in cash and
cash equivalents........................                  (5,248,257)              (5,440,778)
Cash and cash equivalents, beginning of
period ...............................                     6,411,423               11,438,289
                                                         -----------              -----------
Cash and cash equivalents, end of
period..................................                 $ 1,163,166              $ 5,997,511
                                                         ===========              ===========

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

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and of cash flows for the six months ended June 30, 1999 and 1998.

          The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results of operations for a full fiscal year of the Company. Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE (A) - The Company
----------------------

          College Television Network, Inc., (the "Company"), is a broadcasting company which owns and operates the College Television Network ("CTN"), a proprietary commercial television network operating on college and university campuses, through single channel television systems placed free of charge primarily in campus dining facilities and student unions. A majority of the Company's revenue is derived from advertising displayed on CTN. At June 30, 1999 and 1998, CTN was installed or contracted for installation at approximately 1,182 and 419 locations, respectively, at various colleges and universities
throughout the United States.   The Company believes CTN currently reaches a
viewership of approximately 1,500,000 daily impressions.

          The Company also owns and publishes "Link Magazine," a publication having a circulation in excess of one million students. Link Magazine is distributed free of charge to more than 650 campuses nationwide. In addition, the Company owns Sadler & Streib, an Atlanta-based advertising agency primarily involved in placing media buys and providing creative services for its clients.

          The Company's revenue is affected by the pattern of seasonality common to most school-related businesses. Historically, the Company has generated a significant portion of its revenue during the period from September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.

NOTE (B) - Property and Equipment
---------------------------------
Property and equipment consists of the following:
-------------------------------------------------

                                                               June 30, 1999   Estimated useful lives
Entertainment systems completed...............................     8,080,603         5 years
Entertainment systems in progress.............................       109,889
Machinery and equipment.......................................       808,878         7 years
Furniture and Fixtures........................................       417,415         7 years
Leasehold improvlements.......................................       209,957         7-11 years
                                                                   ---------         ----------
                                                                 $ 9,626,742
Less:  Accumulated depreciation...............................    (1,529,527)
                                                                 -----------
Total.........................................................   $ 8,097,215

Depreciation expense for the six months ended June 30, 1999 and the six months ended June 30, 1998 was approximately $646,000 and $843,015, respectively. The decrease in depreciation during the current year is a result of the increased depreciation in the comparable period of the prior year in connection with the accelerated depreciation taken on certain program equipment.

NOTE  (C) - Commitments and Contingencies
-----------------------------------------

          The Company is currently utilizing Crawford Communications, Inc. ("Crawford") and Viatech International, Inc. to complete the installation of new systems in the Company's existing locations, and to complete installations in new locations. The Company has also entered into an Origination Services Contract with Crawford. In accordance with this contract, Crawford is responsible for the transmission via satellite of CTN's daily programming, including encoding signals, testing, maintaining CTN's programming library, and obtaining programming from Turner Private Networks, Inc. ("Turner") pursuant to the Company's programming agreement with Turner, as well as other programming from other CTN sources. Crawford is also responsible for the uplink of the programming to a satellite as well as the downlink of the signal from the satellite at each installation site. The Origination Services Contract has a five-year term.

          On March 21, 1998, the Company entered into a severance agreement with one of its senior executives. The agreement provides for payments of approximately $870,000 over a three year period ending in April, 2001. A provision for this obligation is included in the Company's statement of operations for the fiscal year ended December 31, 1998. As of June 30, 1999, the Company has paid approximately $365,000 of this obligation.

          On March 27, 1998, the Company signed an agreement with Turner to provide news and sports programming on CTN through December 31, 2002. The total license fee is approximately $2,900,000. This agreement supercedes the prior programming agreement entered into on November 5, 1996. As of June 30, 1999, the Company has paid approximately $762,000 of this obligation.

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

          In May, 1998, the Company entered into a lease for new space in New York City. The New York operations of CTN and Link Magazine have been consolidated in this new office space, effective October 1, 1998. The lease term is for ten (10) years and the initial annual rent is $249,900, subject to annual increases based upon certain economic factors. The landlord is required to pay for certain tenant improvements in accordance with the lease.

          On February 19, 1999, the Company entered into a severance agreement with one of its senior executives and member of the Board of Directors. The agreement provides for payments of approximately $476, 000 over a twenty-six month period through April 2001. In conjunction with the severance agreement, the Company also granted the officer an option to purchase 100,000 shares of the Company's common stock at an exercise price of $2.75 per share. The options vested immediately and expire five years from the date of the severance agreement. In connection with the severance agreement, the Company recorded charges of $436,300, representing the present value of the cash severance payments and $240,000, representing the fair value of the stock options, as calculated under the Black Scholes model. As of June 30,1999 the Company has paid approximately $73,000 of this obligation.

          On May 24, 1999, the Company entered into an employment agreement with Martin Grant. Mr. Grant has assumed the role of President of the Company and was appointed to the Board of Directors. The employment period is for three
(3) years at a base salary of $500,000 per year. Mr. Grant has the potential to receive annual bonuses of up to $100,000 upon achievment of certain performance goals.

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

Note (E) Segment Reporting
--------------------------

          In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement establishes new standards for the manner in which companies report operating segment information as well as disclosures about products and services and major customers. Currently the Company has three reportable segments as defined under SFAS No. 131: (i) CTN;
(ii) Link; and (iii) Sadler & Streib. See Note A for a description of the products and services provided by each segment. Prior to the Company's acquisition of Sadler & Streib on July 1, 1998, CTN and Link were the only reportable segments as defined in accordance with SFAS No. 131. The Company evaluates each segment's performance based on income or loss before income taxes. Information regarding the operations of these reportable segments are as follows:


               Six Months Ended   Six Months Ended June   Three Months Ended    Three Months Ended
                 June 30, 1999         30,1998              June 30, 1999         June 30, 1998
     Revenues
            CTN       $3,090,049      $2,870,525          $ 1,288,252             $ 1,371,255
            Link       1,164,313         804,443              469,492                 532,735
            S&S          785,491               -              301,815                       -
                     --------------------------------------------------------------------------
            Total     $5,039,853       $3,674,968         $ 2,059,559             $ 1,903,990
                     --------------------------------------------------------------------------

Loss before income taxes
 and cumulative effect of
 change in accounting
       principle

            CTN       (5,358,208)      (3,902,880)         (3,052,479)             (1,889,065)
            Link        (965,467)        (112,997)           (534,781)                 38,522
            S&S         (187,862)                -            (161,740)                      -
                     --------------------------------------------------------------------------
            Total    $(6,511,537)      $(4,015,877)         $3,749,000)             $1,850,543)
                     --------------------------------------------------------------------------

       Total Assets


            CTN       10,872,600        11,430,463          10,872,600              11,430,463
            Link         279,405           293,614             279,405                 293,614
            S&S          780,628                 -             780,628                       -
                     --------------------------------------------------------------------------
            Total    $11,932,633       $11,724,077         $11,932,633             $11,724,077
                     --------------------------------------------------------------------------

Substantially all of the property and equipment owned by the Company is used in the operations of CTN.

Note (F) Subsequent Events
--------------------------

Acquisition of Assets

          On July 16, 1999, the Company entered into a stock purchase agreement to acquire all of the issued and outstanding capital stock of Armed Forces Communications, Inc., a New York corporation d/b/a Market Place Media and having its primary place of business in Santa Barbara, California ("MPM"), for a purchase price of approximately $30,000,000, subject to certain adjustments. Upon consummation of the contemplated stock purchase, MPM will be a wholly-owned subsidiary of the Company. The closing of the acquisition is subject to certain conditions such as no material adverse change in MPM.

          The Company intends to finance the acquisition through additional senior debt and/or additional equity financing (excluding debt and equity financing recently obtained from LaSalle Bank National Association and U-C Holdings, LLC, respectively ("Holdings")) .

Issuance of Preferred Stock

          Pursuant to a purchase agreement dated July 23, 1999 (the "Purchase Agreement") between the Company and Holdings, Holdings purchased 309,998 shares of the Company's convertible preferred stock ("Convertible Preferred"), $0.001 par value per share for a purchase price of $4,649,970. The proceeds will be used for general working capital purposes of the Company. The conversion ratio of the Convertible Preferred is computed by multiplying the number of shares of Convertible Preferred to be converted by the $15.00 per share purchase price and dividing the result by the conversion price of the Convertible Preferred (the "Conversion Price") then in effect with respect to such shares. On the date of issuance, the Conversion Price was $6.854 (the 30-day average trading price of Common Stock listed on Nasdaq ("Average Trading Price")). From the date of issuance to and including the third anniversary of the date of issuance of the Convertible Preferred the Conversion Price is subject to adjustment if at the end of the quarter the Average Trading Price of the Common Stock is less than the Conversion Price then in effect; provided that, the Conversion Price shall not be reduced below $2.75, as adjusted for stock splits, stock dividends and other similar events. The Convertible Preferred is voting stock on an as-converted basis to Common Stock based upon the number of shares of Common Stock the Convertible Preferred is convertible into the date of issuance. The Convertible Preferred accrues a cumulative dividend of 12% per annum. If Holdings converted the Convertible Preferred based upon the current Conversion Price it would acquire 678,432 shares of Common Stock of the Company.

          Additionally, pursuant to the Purchase Agreement, the Company issued a Class D Warrant (the "Warrant") to Holdings entitling it to purchase 135,686 shares of Common Stock, $0.005 par value per share, with an initial exercise price of $6.854 per share. From the date of issuance to and including the third anniversary of the date of issuance of the Warrant, such exercise price is subject to adjustment if at the end of any quarter the Average Trading Price is less than the exercise price then in effect, then the exercise price shall be reduced to equal such Average Trading Price; provided that in no event shall the exercise price be reduced to below $2.75, as adjusted for stock splits, stock dividends and other similar events. Upon such adjustment to the exercise price, the Warrant shall thereinafter evidence the right to purchase, at the adjusted exercise price, that number of shares obtained by dividing (a) the product obtained by multiplying the number of shares purchasable upon exercise of the Warrant prior to adjustment of the number of shares by the exercise price in effect prior to the adjustment of the exercise price by (b) the exercise price in effect after such adjustment of the exercise price. If the exercise price was reduced to $2.75 per share, Holdings could acquire 338,179 shares of Common Stock. The Warrant expires on July 23, 2006.

          Holdings has agreed not to "short sell" the Common Stock of the Company.

LaSalle Bank Loan

          On July 28, 1999, the Company obtained a $12,000,000 revolving credit loan (the "Loan") from LaSalle Bank National Association for working capital purposes. A condition to the receiving of this loan was the $4,649,970 investment by Holdings. The Loan is further secured by a first priority perfected security interest in substantially all of the assets of the Company. The loan is on a revolving credit basis and may be drawn on by the Company at any time provided that there is not an event of default. The Loan bears interest at either (i) the base rate (which is equal to the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate , plus 2.0% per annum); or
(ii) the Eurodollar Rate (which is equal to the offered rate for deposits in United States dollars which appears on Telerate page 3750 as of 11:00 am London Time, plus 3.50% per annum). The loan expires and is due and payable in full on December 29, 2000. There are several financial and operating covenants in the loan agreement, including a prohibition on dividends by the Company until the Loan is paid in full and limitations on capital expenditures.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

          Certain forward-looking information contained in this Quarterly Report is being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning the Company's future financial and operating performance. Such forward-looking information is subject to assumptions and beliefs based on current information known to the Company and factors that could yield actual results differing materially from those anticipated. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results. Please see Exhibit 99.1 attached hereto "Safe Harbor Compliance Statement for Forward-Looking Statements" for additional factors to be considered by shareholders and prospective shareholders.

Overview

          College Television Network, Inc., a Delaware corporation formerly known as UC Television Network Corp. (the "Company"), commenced operations in January 1991. The Company owns and operates the College Television Network ("CTN" or the "Network"), a proprietary commercial television network that operates on college and university campuses through single-channel television systems placed free of charge primarily in campus dining facilities and student unions. For the year ended December 31, 1998, approximately 78% of the Company's revenues were derived from advertising displayed on CTN. At June 30, 1999, CTN was installed or contracted for installation at approximately 1,182 locations at various colleges and universities throughout the United States. The Company believes CTN currently reaches a viewership of approximately 1,500,000 daily impressions.

          The Company also owns and publishes "Link Magazine," a publication having an approximate circulation in excess of one million students. Link Magazine is distributed free of charge to more than 650 campuses nationwide. For the year ended December 31, 1998, approximately 17% of the Company's revenue was generated through advertisements placed in Link Magazine. In addition, the Company owns Sadler & Streib, an Atlanta-based advertising agency primarily involved in placing media buys and providing creative services for its clients. For the six months ended June 30, 1999 approximately 15.6% of the Company's revenue were generated through Sadler & Streib.

          The Company's revenue is affected by the pattern of seasonality common to most school-related businesses. Historically, the Company has generated a significant portion of its revenue during the period of September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.

Results of Operations

          The following table sets forth certain financial data derived from the Company's statement of operations for the six months ended June 30, 1999 and June 30, 1998:

                                                        Three Months Ended
                                                   June 30, 1999   June 30, 1998
                                                    (unaudited)     (unaudited)
                                               -----------------------------------
                                                           % of             % of
                                                    $    Revenue    $      Revenue
                                               -----------------------------------
Revenue                                        2,059,559   100   1,903,990   100
Operating expenses                             1,950,638    95     667,364    35
Selling, general and administrative            3,509,415   175   2,411,426   125
Depreciation and amortization                    359,303    18     800,454    42
Interest income                                   10,797     1     124,711     7
Loss before cumulative effect of change in
accounting principle                           3,749,000   182   1,850,543    96


                                                          Six Months Ended
                                                   June 30, 1999   June 30, 1998
                                                    (unaudited)     (unaudited)
                                                       % of             % of
                                                    $    Revenue    $      Revenue
                                               ------------------------------------
Revenue                                        5,039,853   100   3,674,968   100
Operating expenses                             3,784,026    75   1,278,838    35
Selling, general and administrative            7,159,336   142   5,674,747   154
Depreciation and amortization                    667,392    13   1,007,263    27
Interest income                                   59,364     1     270,003     7
Loss before cumulative effect of change in
accounting principle                           6,511,537   129   4,015,877   109

          Revenue increased to $2,059,599 and $5,039,853 for the three and six month periods ended June 30, 1999, versus $1,903,990 and $3,674,968 for the comparable periods in the prior year. The primary source for the revenue increase was derived from the acquisition of Sadler & Streib in July 1998. Furthermore, advertising sales for Link increased due to the publication of two additional issues for the period ended June 30, 1999. The Company anticipates that it will experience sales growth throughout the fiscal year ending December 31, 1999 by continuing to expand its advertiser base and by increasing the rates charged for its advertising spots to reflect an anticipated increase in viewership. Although the Company has agreements with national advertisers and has held discussions or had prior agreements with other national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising from the Company, or that future significant advertising revenue will ever be generated. Failure to significantly increase advertising revenue could have a material impact on the operations of the Company.

          Operating expenses increased to $1,950,638 and $3,784,026 for the three and six-month periods ended June 30, 1999, as compared to $667,364 and $1,278,838 for the comparable periods in the prior year. The increase over the comparable prior year periods is primarily attributable to direct costs relating to the advertising agency business with no corresponding amount for the first six months of 1998 as the agency was acquired in July 1998. Additionally publishing costs associated with producing larger and higher quality issues of Link Magazine account for a portion of the increase. The increase over the prior year also reflects additional costs for improved network programming and satellite transmission expenses.

          Selling, general and administrative expenses increased to $ 3,509,415 and $7,159,336 for the three and six-month periods ended June 30, 1999, versus $ 2,411,426 and $5,674,747 for the comparable periods in the prior year. The increase is primarily attributable to increased marketing, research and expanded sales efforts associated with the Network. In addition, due to the accelerated ramp-up of affiliate locations, higher commission expenses were recorded.

          Depreciation and amortization expense totaled $359,303 and $667,392 for the three and six-month periods ended June 30, 1999, as compared to $800,454 and $1,007,263 for the comparable period in the prior year. The decrease in depreciation expense is directly related to the acceleration of depreciation on obsolete system equipment taken in June of 1998 in connection with the conversion of the delivery platform to the DVB system.

          Interest income amounted to $10,797 and $59,364 for the three and six-month period ended June 30, 1999, versus $124,711 and $270,003 for the comparable period in the prior year. The decrease is attributable to the Company's lower cash position as a result of expenditures directly related to the equipment required for the increased number of installed affiliate locations.

          The Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue in Fiscal 1999. The net loss before the cumulative effect of a change in accounting principle amounted to $3,749,000 and $6,511,537 for the three and six-month periods ended June 30, 1999, versus $1,850,543 and $4,015,877 for the comparable period in the prior year. The net loss during the respective periods for the quarter reflects the Company's continued efforts to expand its advertiser and affiliate bases.

Financial Condition and Liquidity

          At June 30, 1999, the Company had working capital of $508,555. At such date, the Company's cash and cash equivalents totaled $1,163,166.

          Cash used in operations increased to $3,354,680 during the six-months ended June 30, 1999, from $3,008,166 for the comparable period in the prior year. The impact of an increased loss was offset by enhanced collection efforts in accounts receivable in conjunction with a build up of accounts payable. The Company has obtained an equity infusion from its majority stockholder and a credit commitment from a lending institution to fund cash flow deficits, if any, through December 31, 1999. See Note F, "Subsequent Events", for a description of these transactions.

          Cash used in investing activities decreased to $2,252,107 during the six months ended June 30, 1999 from $2,301,139 for the comparable period in the prior year due to the one time costs in the prior year for the purchase of new equipment for the existing school locations when the initial conversion to DVB took place in the Spring of 1998.

          Cash provided by financing activities was $358,530 for the six months ended June 30, 1999, compared to cash used in financing of $131,473 for the same period in the prior year. The majority of the proceeds came from the exercise of warrants for common stock by outside warrant holders, the remainder by employees exercising stock options.

          The Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue through Fiscal 1999. In order to reach the stage where the Company is profitable, it is expected that additional expenditures will be required to increase the affiliate base and to more aggressively market the Network to attract more advertisers.

Year 2000

          Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the Year 2000, those date code fields will need to accept four digit entries to distinguish 21/st/ century dates from 20/th/ century dates. As a result, prior to December 31, 1999, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company relies on computer applications provided by third parties to deliver and track its programming on CTN as well as to manage and monitor its accounting, advertising sales and administrative functions. Because the Company is dependent on vendor compliance, its ability to assure Year 2000 compliance is limited. The Company has obtained representations from its most significant computer system and software vendors that the services and products provided are, or will be, Year 2000 compliant, with the exception that it has not obtained any such representations from Public Broadcasting Service under its Transponder Use Agreement, dated April 30, 1998. The Company has obtained insurance for certain of the costs associated with a failure of the satellite transmission equipment upon which CTN's programming delivery is based, including the cost of redirecting satellite dishes, securing a new satellite transponder, and lost advertising revenue resulting from an interruption in programming. However, this business interruption insurance would not cover all costs associated with a satellite failure. Despite the Company's efforts to address the Year 2000 impact on its business operations and internal systems, there can be no assurance that such impact will not result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.

          No events occurred during the quarter covered by this Report that would require a response to this Item. See Note F "Subsequent Events" as to the issuance of convertible preferred stock of the Company.

Item 2.  Changes in Securities.

          No events occurred during the quarter covered by this Report that would require a response to this Item.

Item 3.  Defaults Upon Senior Securities.

          No events occurred during the quarter covered by this Report that would require a response to this Item.

Item 4.  Submission of Matters to a Vote of Security-Holders.

      (a) On May 11, 1999 the Company held its annual meeting of shareholders. At the annual meeting, the shareholders elected the following individuals to the Board of Directors of the Company:

        (1) Jason Elkin             For:  13,140,440;  Against:  11,610;  Abstained:  0
        (2) Peter Kauff             For:  13,140,440;  Against:  11,610;  Abstained:  0
        (3) Avy H. Stein            For:  13,140,440;  Against:  11,610;  Abstained:  0
        (4) Beth F. Johnston        For:  13,140,440;  Against:  11,610;  Abstained:  0
        (5) Stephen Roberts         For:  13,140,440;  Against:  11,610;  Abstained:  0
        (6) Hollis W. Rademacher    For:  13,140,440;  Against:  11,610;  Abstained:  0
        (7) James Wood              For:  13,140,440;  Against:  11,610;  Abstained:  0
        (8) C. Thomas McMillen      For:  13,140,440;  Against:  11,610;  Abstained:  0
        (9) Sergio Zyman            For:  13,140,440;  Against:  11,610;  Abstained:  0

          The shareholders also elected PricewaterhouseCoopers LLP as the Company's independent accountant for the current year: For: 13,144,256;
Against:  6,400;  Abstained:  1,400;

          The shareholders also adopted an amendment to the Company's Outside Director's 1996 Stock Option Plan increasing the number of shares of common stock issuable thereunder to 460,000: For: 13,120,430, Against: 28,700,
Abstained:  2,920.

Item 5.  Other Information.

          No events occurred during the quarter covered by this Report that would require a response to this Item.

Item 6.  Exhibits and Reports on Form 8-K.

            (a) Exhibits.

                The following exhibits are filed with this Report:

Exhibit 2.1 Stock Purchase Agreement dated as of July 16, 1999 between the Company, Armed Forces Communications, Inc. (d/b/a Market
              Place Media), Colleen Gordon and Kevin West.
Exhibit 10.1 Employment Agreement dated May 24, 1999 between the Company, U.C. Holdings, L.L.C. and Martin Grant.
Exhibit 10.2 Credit Agreement dated as of July 26, 1999 among the Company and LaSalle Bank National Association
Exhibit 27.1  Financial Data Schedule.
Exhibit 99.1  Safe Harbor Compliance Statement for Forward Looking Statements

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COLLEGE TELEVISION NETWORK INC.
                                    Registrant



Date: August 16, 1999                       /s/ Jason Elkin
                              -------------------------------------------
                              Jason Elkin
                              Chief Executive Officer and Chairman of the Board (Principal Executive Officer)


Date: August 16, 1999                       /s/ Patrick Doran
                              -------------------------------------------
                              Patrick Doran
                              Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)