Form 10QSB
period 1999-09-30
COLLEGE TELEVISION NETWORK INC
filed 1999-11-15
CIK 876013

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

               For the quarterly period ended September 30, 1999

                                       OR


    [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ____________


                        Commission File Number:  0-19997


                             CTN MEDIA GROUP, INC.
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

                       College Television Network, Inc.
          ---------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Number of shares of common stock outstanding as of November 9, 1999:  14,411,755

  Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

ITEM 1. Financial Statements

                             CTN MEDIA GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                              September 30, 1999
                                  (Unaudited)

                                    ASSETS

Current assets:
   Cash and cash equivalents                                                                                  -
   Accounts receivable, net of allowance of $497,586                                                  15,094,372
   Prepaid expenses                                                                                      523,180
   Other current assets                                                                                  133,469
                                                                                                    ------------
       Total current assets                                                                           15,751,021

Property and equipment, net                                                                           10,506,336
Other assets                                                                                             193,482
Intangible assets, net                                                                                30,685,494
                                                                                                    ------------

       Total assets                                                                                 $ 57,136,333
                                                                                                    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable                                                                                $ 12,024,498
    Accrued expenses                                                                                   1,602,263
    Deferred revenue                                                                                   1,097,275
    Current portion of notes payable                                                                   1,000,000
                                                                                                    ------------
       Total current liabilities                                                                    $ 15,724,036
 Long-term debt:
    Accrued severance, net of current portion                                                            281,201
    Line of credit                                                                                     1,500,000
    Notes payable, less current portion                                                               14,000,000
                                                                                                    ------------

       Total liabilities                                                                            $ 31,505,237
                                                                                                    ------------

 Mandatory redeemable preferred stock                                                                 24,902,593
                                                                                                    ------------
 Commitments and Contingencies
 Stockholders' equity:
  Common stock - $.005 par; authorized 50,000,000 shares;
     issued and outstanding 14,411,755 shares                                                             72,059
  Additional paid in capital                                                                          36,194,454
  Unearned compensation                                                                                 (883,370)
  Accumulated deficit                                                                                (34,654,640)
                                                                                                    ------------
       Total stockholders' equity                                                                        728,503
                                                                                                    ------------

       Total liabilities, mandatorily redeemable preferred stock and stockholders'
        equity                                                                                      $ 57,136,333
                                                                                                    ============

The accompanying notes are an integral part of the financial statements.

                             CTN MEDIA GROUP, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                              Three Months Ended           Nine Months Ended
                                                                 September 30                 September 30
                                                              1999          1998           1999          1998
                                                       ---------------------------------------------------------
Revenue                                                  $  8,831,381   $ 2,175,447   $ 13,871,234   $ 5,850,415
                                                       ---------------------------------------------------------
Expenses
      Operating                                             6,151,742     1,339,164      9,935,767     2,971,263
      Selling, general and administrative                   4,701,722     2,450,322     11,861,056     7,758,844
      Depreciation and amortization                           638,183       736,506      1,305,576     1,743,768
                                                       ---------------------------------------------------------
          Total Expenses                                   11,491,647     4,525,992     23,102,399    12,473,875

      Interest Income (expense), net                         (172,209)       38,784       (112,846)      295,822
                                                       ---------------------------------------------------------

      Loss before income taxes and cumulative effect
       of change in accounting principle                   (2,832,475)   (2,311,761)    (9,344,011)   (6,327,638)


      Provision for income taxes                                    -             -              -             -

      Loss before cumulative effect of change
       in accounting principle                             (2,832,475)   (2,311,761)    (9,344,011)   (6,327,638)

      Cumulative effect of change in accounting
       principle                                                    -             -              -       140,044
                                                       ---------------------------------------------------------

      Net loss                                           $ (2,832,475)  $(2,311,761)  $ (9,344,011)  $(6,187,594)

      Dividends and accretion on mandatorily
       redeemable preferred stock                          (7,892,758)            -     (7,892,758)            -
                                                       ---------------------------------------------------------
      Net Loss available to common stockholders           (10,725,233)   (2,311,761)   (17,236,769)   (6,187,594)
                                                       =========================================================
      Basic and diluted loss per common share

      Loss before cumulative effect of change in
       accounting principle                              $      (.74)   $      (.28)  $      (1.20)  $      (.79)

      Cumulative effect of change in accounting                     -                            -           .02
       principle
                                                       ---------------------------------------------------------

      Net Loss                                           $       (.74)  $      (.28)  $      (1.20)  $      (.77)
                                                       =========================================================
      Weighted average number of common shares
       outstanding (basic and diluted)                     14,410,360     8,127,532     14,342,052     8,052,613
                                                       =========================================================

The accompanying notes are an integral part of the financial statements.

                                  Form 10-QSB

                             CTN MEDIA GROUP, INC.
                                 CONSOLIDATED
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                       Nine Months Ended
                                                                                          September 30
                                                                                  1999                   1998
                                                                           ------------------------------------------
Cash flows from operating activities:

   Net loss                                                                   $ (9,344,011)           $(6,187,594)

   Adjustments to reconcile net loss to net cash used in
   operating activities:
       Depreciation and amortization                                             1,305,216              1,743,768
       Other non-cash amortization                                                  37,625
       Bad debt                                                                    149,006                      -
       Compensation from stock options                                             928,165                      -
       Cumulative effect of change in accounting principle                               -               (140,044)
       Fixed asset impairment loss                                                       -                122,207

   Changes in operating assets and liabilities, net of acquisition:
       Accounts receivable                                                      (4,302,252)              (687,525)
       Prepaid expenses                                                             54,409               (237,267)
       Other assets                                                                 59,030               (267,604)
       Accounts payable                                                          3,169,752                101,899
       Accrued expenses                                                            400,291                795,041
       Deferred revenue                                                            481,463               (236,252)
                                                                              ------------            -----------
              Net cash used in operating activities                             (7,061,306)            (4,993,371)
                                                                              ------------

Cash flows from investing activities:
       Purchases of property and equipment                                      (3,839,808)            (4,368,619)
       Cash paid for acquisitions, net of cash received                        (30,429,554)              (123,090)
                                                                              ------------            -----------
             Net cash used in investing activities                             (34,269,362)            (4,491,709)
                                                                              ------------            -----------

Cash flows from financing activities:
      Payments on notes payable and capital leases                                       -               (160,674)
      Redemption of preferred stock                                                      -                 (5,809)
      Net proceeds from issuance of common stock                                         -                610,207
      Proceeds from exercise of warrants and stock options                         370,912                      -
      Net proceeds borrowings                                                   15,684,699                      -
      Net proceeds from issuance of mandatorily redeemable preferred
      stock                                                                     18,863,634                      -
                                                                              ------------            -----------
            Net cash provided by (used in) financing activities                 34,919,245                443,724
                                                                              ------------            -----------

Net (decrease) increase in cash and cash
 equivalents...........................................................         (6,411,423)            (9,041,356)
Cash and cash equivalents, beginning of period.........................          6,411,423             11,438,289
                                                                              ------------            -----------
Cash and cash equivalents, end of period...............................                  -            $ 2,396,933
                                                                              ============            ===========

                                  Form 10-QSB

                             CTN MEDIA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

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

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and of cash flows for the nine months ended September 30, 1999 and 1998.

     The results of operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results of operations for a full fiscal year of the Company. Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE (A) - The Company
----------------------

     CTN Media Group, Inc., formally known as College Television Network, Inc. (the "Company"), owns and operates the College Television Network ("CTN"), "Link Magazine", Sadler & Streib, and Armed Forces Communications, Inc., doing business as Market Place Media, a wholly owned subsidiary ("MPM"). CTN is a proprietary commercial television network operating on college and university campuses, through single channel television systems placed free of charge primarily in campus dining facilities and student unions. CTN generates revenue from advertising displayed on the network. At September 30, 1999 and 1998, CTN was installed or contracted for installation at approximately 1,387 and 553 locations, respectively, at various colleges and universities throughout the United States. The Company believes CTN currently reaches a viewership of approximately 1,500,000 daily impressions. Link Magazine is a publication having a circulation in excess of one million students. Link Magazine is distributed free of charge to more than 650 campuses nationwide. Sadler & Streib is an Atlanta-based advertising agency primarily involved in placing media buys and providing creative services for its clients. Link Magazine and Sadler & Streib are included within the CTN operating segment.

     During the current quarter, as discussed in Note (B), the Company purchased MPM, the leading media placement company in the military, college, minority, and senior markets. MPM provides one-stop shopping to both advertisers and advertising agencies by providing media placement through print, broadcast, promotional events and the Internet.

     Certain of the Company's revenues are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company has generated a significant portion of its revenue during the period from September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.

                                  Form 10-QSB

NOTE (B) - The Acquisition
--------------------------

     On August 31, 1999, the Company acquired all of the issued and outstanding capital stock of MPM (the "MPM Acquisition"). MPM has its primary place of business in Santa Barbara, California. The Company paid $30,000,000 to the shareholders of MPM ("MPM Shareholders"), subject to certain adjustments to be made, if any, as defined in the stock purchase agreement for the transaction.

     On the closing date of the MPM Acquisition, MPM borrowed $15,000,000 from a financial institution (the "Term Loan") pursuant to a Credit Agreement dated August 31, 1999, as discussed in Note (D). In addition, as discussed in Note
(C), on August 31, 1999, the Company received a $15,000,000 investment from U-C Holdings, L.L.C ("Holdings"), the Company's majority shareholder. The Company used the proceeds from the Term Loan and the investment by Holdings to pay the purchase price to the MPM Shareholders. Of the $30,000,000 purchase price, $2,500,000 is being held in escrow until a determination can be made by the Company regarding adjustments to the purchase price for MPM, if any, and for satisfaction of any post-closing claims against the MPM Shareholders.

     The MPM Acquisition was accounted for under the purchase method of accounting. The results of operations of MPM are included in the Company's Consolidated Statement of Operations subsequent to the acquisition date, which was August 31, 1999. Intangible assets, consisting primarily of customer relationships, tradenames/trademarks and goodwill of approximately $29,000,000 have been recorded in connection with the Company's preliminary purchase price allocation and are being amortized on a straight line basis over 15 years.

     The following unaudited pro forma financial information reflects the results of operations for the nine months ended September 30, 1999 and the year ended December 31, 1998, as if the MPM Acquisition had occurred on January 1, 1998. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 1998 and may not be indicative of future operating results. The unaudited pro forma results are summarized as follows:

                                                                 Nine Months ended             Year Ended
                                                                 September 30, 1999         December 31, 1998
                                                             ---------------------------------------------------
Revenue                                                              $ 35,537,405             $ 38,259,659
Net loss from operations                                              (11,171,851)             (10,858,384)
Net loss available to common stockholders                             (11,171,851)             (10,718,340)
Basic and diluted net loss per common share                                  (.78)                   (1.12)

     Basic and diluted net loss per common share calculated above do not include the effect of accretion of mandatorily redeemable preferred stock as such amount is not calculable as of December 31, 1998. If such accretion had been included at September 30, 1999, the basic and diluted earnings per share would have been $(1.29).

NOTE (C) - Mandatorily Redeemable Preferred Stock
--------------------------------------------------

     Pursuant to a Purchase Agreement dated July 23, 1999 (the "Initial Purchase Agreement") between the Company and Holdings, Holdings purchased 309,998 shares of the Company's convertible preferred stock, $0.001 par value per share ("Convertible Preferred"), for a purchase price of $4,649,970. The proceeds were used for general working capital purposes of the Company. The conversion ratio of the Convertible Preferred is computed by multiplying the number of shares of Convertible Preferred to be converted by the $15.00 per share purchase price and dividing the result by the conversion price of the Convertible Preferred (the "Conversion Price") then in effect with respect

                                  Form 10-QSB
to such shares. On the date of issuance, the Conversion Price was $6.854 (the 30-day average trading price of the Common Stock listed on The Nasdaq SmallCap Market ("Average Trading Price")). The market price of the Common Stock on July 23, 1999 was $7.25. In accordance with the terms of the Initial Purchase Agreement, from the date of issuance to and including the third anniversary of the date of issuance of the Convertible Preferred, the Conversion Price was subject to adjustment if at the end of a quarter the Average Trading Price of the Common Stock was less than the Conversion Price then in effect; provided that, the Conversion Price could not be reduced below $2.75. The Convertible Preferred was voting stock on an as-converted basis to Common Stock based upon the number of shares of Common Stock the Convertible Preferred was convertible into on the date of issuance or 678,432 shares of voting stock. The Convertible Preferred accrued a cumulative dividend of 12% per annum. Additionally, pursuant to the Initial Purchase Agreement, the Company issued a Class D warrant (the "Class D Warrant") to Holdings entitling Holdings to purchase 135,686 shares of Common Stock with an initial exercise price of $6.854 per share subject to the same adjustment as discussed above in connection with the Convertible Preferred.

     Effective October 18, 1999, the Board of Directors and a majority of the shareholders effectuated the modification and reclassification of the Convertible Preferred into shares of Series A Convertible Preferred stock of the Company, $.001 par value per share ("Series A Preferred"). This modification and reclassification resulted in the elimination of the variable conversion price feature outlined in the Initial Purchase Agreement and fixed the conversion price at $4.50 per share. In addition, the Company and Holdings entered into a Cancellation Agreement, effective August 31, 1999, whereby the Company cancelled, for no additional consideration, the Class D Warrant. The reclassification and warrant cancellation was undertaken in order for the Company to have a single type of preferred stock outstanding.

     Pursuant to a Purchase Agreement dated August 31, 1999, (the "Second Purchase Agreement") between the Company and Holdings, Holdings purchased 1,000,000 shares of the Company's Series A Preferred for an aggregate purchase price of $15,000,000. Proceeds to the Company, net of related issuance costs, were $14,213,664. These proceeds were used to pay a portion of the purchase price to the MPM Shareholders in connection with the MPM Acquisition.

     The Conversion Price associated with the Series A Preferred is $4.50, which was a 34.9% discount from the 30 day average market price of the Common Stock as of August 31, 1999, the date of issuance. The market price of the Common Stock on August 31, 1999 was $6.63. Currently, the Series A Preferred is non-voting stock; however, after the effective date of a Schedule 14C Information Statement to be sent to the stockholders of the Company in connection with the ratification and approval of the issuance of the Series A Preferred, Holdings will gain the right to vote the Series A Preferred on an as-converted basis to Common Stock based upon the number of shares of Common Stock the Series A Preferred was convertible into on the date of issuance (i.e., 3,333,333 shares). The Series A Preferred accrues a cumulative dividend of 12% per annum.

     The new equity issued to Holdings in the form of Convertible Preferred and Series A Preferred has been recorded on the Balance Sheet of the Company net of the value associated with the favorable conversion terms of each type of security (the "Beneficial Conversion Value"). The Beneficial Conversion Value is calculated as the difference between the conversion price of the security and the market price of the Common Stock on the respective dates of issuance. In connection with the Beneficial Conversion Value of each security, because these securities are immediately convertible, the charges against Shareholders Equity this quarter for the Beneficial Conversion Value of the Convertible Preferred and the Series A Preferred were approximately $270,000 and $7,080,000, respectively. The Company recorded an additional charge against Shareholders Equity of approximately $543,000 to accrete these securities to their highest redemption value as of September 30, 1999.


                                  Form 10-QSB

     Pursuant to the Second Holdings Purchase Agreement, if Holdings contributes up to $6,000,000 in cash to the Company to repay the Term Loan discussed in Note
(D) in connection with certain guaranty agreements executed by Holdings, Willis Stein & Partners, L.P. (the managing member of Holdings) ("Willis Stein") and certain affiliates of Willis Stein, Holdings will receive up to an additional 400,000 shares of Series A Preferred. The maximum amount of the guarantee is $6,000,000.

NOTE (D) - Debt
---------------

  On July 26, 1999, the Company obtained a $12,000,000 revolving credit loan (the "CTN Loan") from a financial institution for working capital purposes. A condition to the CTN Loan was the $4,649,970 investment by Holdings discussed in Note (C). The CTN Loan, as amended, is on a revolving credit basis and requires the Company to obtain equity investments, from Holdings or other investors, on a dollar-for-dollar basis for every dollar borrowed under the CTN Loan up to the $12,000,000 credit limit, excluding the $4,649,970 previously invested by Holdings. The CTN Loan bears interest at either (i) the Base Rate which is equal to the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate, plus 2.00% per annum; or (ii) the Eurodollar Rate, plus 3.50% per annum. The CTN Loan is due and payable in full on December 29, 2000. There are several financial and operating covenants in the loan agreement, including a prohibition on dividends paid by the Company until the CTN Loan is paid in full. In addition, it is a default under the CTN Loan if Holdings owns less than 51% of the Company or certain members of Holdings are no longer members of the Board of Directors of the Company. The CTN Loan is guaranteed by a negative pledge agreement of outstanding shares of stock of the Company owned by Holdings.

     On August 31, 1999, MPM obtained a $15,000,000 Term Loan ("Term Loan") and a $2,000,000 revolving credit line ("Revolver Loan") from a separate financial institution and its affiliates for the purchase of MPM by the Company. MPM distributed the proceeds of the Term Loan to the Company to pay the MPM Shareholders in the MPM Acquisition. MPM also borrowed $1,000,000 under the Revolver Loan to pay expenses associated with the MPM Acquisition and certain loan costs.

     Both the Term Loan and the Revolver Loan bear interest at either the "Alternate Base Rate" which is the higher of the Prime Rate (the rate of interest most recently announced by the financial institution as the prime rate) or the Federal Funds Rate (the interest rate offered in the interbank market to the financial institution as the overnight Federal Funds Rate at or about 10:00 am New York City time) plus 0.5%, or the "Eurodollar Base Rate" (the rate per annum determined on the basis of the rate for deposits in U.S. dollars appearing on page 3750 of the Telerate screen at or about 11:00 am London Time) plus the applicable margin, which is variable depending on various financial conditions set forth in the credit agreement. The Revolver Loan is due and payable on September 30, 2004. The Term Loan is payable quarterly commencing June 30, 2000, and due in full on September 30, 2004.

     The Term Loan and Revolver Loan are secured by the assets of MPM and are guaranteed by Holdings, Willis Stein and certain affiliates of Willis Stein. Each of the Company, Holdings and Willis Stein entered into guaranty agreements in favor of the financial institution dated August 31, 1999. The guaranty agreements are conditional and limited to circumstances in which the Company receives funds from Holdings to repay the financial institution. Additionally, the Company entered into a Pledge Agreement with the financial institution, dated August 31, 1999, whereby the Company pledged to the financial institution the MPM capital stock it acquired in the MPM Acquisition.

                                  Form 10-QSB

NOTE (E) - Property and Equipment
---------------------------------

Property and equipment consists of the following:
-------------------------------------------------

                                                                        September 30,    Estimated useful lives
                                                                            1999
                                                                      ---------------------------------------------
Entertainment systems completed                                           9,513,802             5 years
Entertainment systems in progress                                           134,877               N/A
Machinery and equipment                                                   1,689,751           5-7 years
Software                                                                    745,958             5 years
Furniture and Fixtures                                                      829,012             7 years
Leasehold improvements                                                      289,064          7-11 years
                                                                      ---------------------------------------------
                                                                        $13,202,464
Less:  Accumulated depreciation                                          (2,696,128)
                                                                      ----------------
Total                                                                   $10,506,336

Depreciation expense for the nine months ended September 30, 1999 and the nine months ended September 30, 1998 was approximately $1,102,012 and $1,743,768 respectively. The decrease in depreciation during the current year is a result of the increased depreciation in the comparable period of the prior year in connection with the accelerated depreciation taken on certain program equipment.

NOTE (F) - Commitments and Contingencies
----------------------------------------

     The Company is currently utilizing Crawford Communications, Inc. ("Crawford") and Viatech International, Inc. to complete installations in new locations. The Company has also entered into an Origination Services Contract with Crawford. Both agreements provide for payments of approximately $1,320,000 over a five year period ending on July 15, 2003. In accordance with the Origination Services Contract, Crawford is responsible for the transmission via satellite of CTN's daily programming, including encoding signals, testing, maintaining CTN's programming library, and obtaining programming from Turner Private Networks, Inc. ("Turner") pursuant to the Company's programming agreement with Turner, as well as other programming from other CTN sources. Crawford is also responsible for the uplink of the programming to a satellite as well as the downlink of the signal from the satellite at each installation site. The Origination Services Contract has a five-year term. As of September 30, 1999, the Company has paid approximately $308,000 to Crawford pursuant to the Origination Services Contract.

     On March 21, 1998, the Company entered into a severance agreement with one of its senior executives. The agreement provides for payments of approximately $870,000 over a three year period ending in April 2001. A provision for this obligation is included in the Company's statement of operations for the fiscal year ended December 31, 1998. As of September 30, 1999, the Company has paid approximately $433,000 of this obligation.

     On March 27, 1998, the Company signed an agreement with Turner to provide news and sports programming on CTN through December 31, 2002. The total license fee is approximately $2,900,000. This agreement supercedes the prior programming agreement entered into on November 5, 1996. As of September 30, 1999, the Company has paid approximately $887,000 pursuant to this agreement.

     In connection with the delivery platform conversion during 1998, the Company entered into a Transponder Use Agreement with Public Broadcasting
Service ("PBS") on April 30, 1998.   The Company has subleased capacity on a
satellite owned and operated by GE American Communications, Inc. ("GE") and leased to PBS by GE. This agreement provides for payments of approximately $3,924,000 over a five year period that terminates on July 31, 2003. The Company has protected status on this satellite, where in the event of a satellite failure or performance problem, the Company's

                                  Form 10-QSB
programming will preempt transmissions of other users on this satellite or on another satellite. As of September 30, 1999, the Company has paid approximately $915,600 pursuant to this agreement.

     In May, 1998, the Company entered into a lease for new space in New York City. The New York operations of CTN and Link Magazine were consolidated in this new office space, effective October 1, 1998. The lease term is for ten
(10) years and the initial annual rent in $249,900, subject to annual increases based upon certain economic factors.

     On February 19, 1999, the Company entered into a severance agreement with one of its senior executives and former member of the Board of Directors. The agreement provides for payments of approximately $476, 000 over a 26 month period through April 2001. In conjunction with the severance agreement, the Company also granted the officer an option to purchase 100,000 shares of the Company's common stock at an exercise price of $2.75 per share. The options vested immediately and expire five years from the date of the severance agreement. In connection with the severance agreement, the Company recorded charges of $436,300, representing the present value of the cash severance payments and $240,000, representing the fair value of the stock options. As of September 30,1999, the Company has paid approximately $128,000 under this agreement.

     On July 13, 1999, the Company entered into an agreement with Contemporary Marketing Incorporated ("CMI") for the management of a sixteen week promotional concert tour. The concert tour will run from the Fall of 1999 through the Spring of 2000 on 25 college campuses nationwide. CTN has committed to pay CMI's program and administrative costs of approximately $1,200,000 over that 16 week period.

NOTE (G) - Comprehensive Income
-------------------------------

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This standard establishes new rules for reporting and display of comprehensive income and its components. The adoption of this statement has no impact on the Company's net loss or stockholders' equity. During fiscal 1999 and the prior periods presented, total comprehensive income substantially equaled net loss.

NOTE (H) - Segment Reporting
----------------------------

     In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement establishes new standards for the manner in which companies report operating segment information as well as disclosures about products and services and major customers. In connection with the acquisition of MPM, management has re-evaluated the manner in which the business is operated and reported. The Company currently has two reportable segments as defined under SFAS No. 131: (i) CTN and (ii) MPM. Segment information previously reported has been restated to conform to the current presentation. See Note A for a description of the products and services provided by each segment. The Company evaluates each segment's performance based on income or loss before income taxes. Information regarding the operations of these reportable segments are as follows:

                                  Form 10-QSB

                              Nine Months Ended        Nine Months Ended         Three Months Ended         Three Months Ended
                              September 30, 1999       September 30,1998         September 30, 1999         September 30, 1998

Revenues
   CTN                            $ 8,076,058              $ 5,850,415                $ 3,036,205                $ 2,175,447
   MPM                              5,795,176                        -                  5,795,176                          -
                           -----------------------------------------------------------------------------------------------------
   Total                          $13,871,234              $ 5,850,415                $ 8,831,381                $ 2,175,447
                           -----------------------------------------------------------------------------------------------------
Loss before income
taxes and cumulative
effect of change in
accounting principle
   CTN                             (9,908,127)              (6,327,638)                (3,396,591)                (2,311,761)
   MPM                                564,116                        -                    564,116                          -
                           -----------------------------------------------------------------------------------------------------
   Total                          $(9,344,011)             $(6,327,638)               $(2,832,475)               $(2,311,761)
                           -----------------------------------------------------------------------------------------------------

                           September 30, 1999          September 30, 1998
  Total Assets
      CTN                       27,865,943                 10,267,424
      MPM                       29,270,390                          -
                          -----------------------------------------------
      Total                    $57,136,333                $10,267,424
                          -----------------------------------------------

Substantially all of the property and equipment owned by the Company is used in the operations of CTN.

NOTE (I) - Subsequent Events
----------------------------

     On October 8, 1999, the Company issued to Holdings 33,333 shares of Series A Preferred, for $15.00 per share or an aggregate purchase price of approximately $500,000, pursuant to the Second Purchase Agreement. On October 18, 1999, Holdings purchased an additional 153,334 shares of Series A Preferred, for $15.00 per share or an aggregate purchase price of approximately $2,300,000 pursuant to an Amended and Restated Purchase Agreement between the Company and Holdings ("Amended Second Purchase Agreement"). The purpose of Holdings' purchase of these shares was to enable the Company to raise $2,800,000 in gross proceeds for the Company's working capital needs and capital expenditures and to enable the Company to make a possible future investment in another entity strategic to its business. In connection with this $2,800,000 equity investment in the Company by Holdings, the Company was able to borrow $2,800,000 under the CTN Loan on October 21,1999.

     As of the balance sheet date, the Amended Second Purchase Agreement further provides that the Company has the right to require Holdings to purchase, subject to various conditions, certain of which are at the discretion of Holdings, up to an additional 800,000 shares of Series A Preferred for an aggregate purchase price of approximately $12,000,000. This right expires on August 31,2000. As discussed above, as of October 18, 1999, the Company has issued 186,667 of the 800,000 shares.

     The obligation of Holdings to purchase Series A Preferred at subsequent dates is conditioned upon the Company providing certain information to Holdings and Holdings' satisfaction, in its sole discretion, with the Company's ability to meet certain other conditions. In the event the Company cannot satisfy these conditions and Holdings elects not to provide additional funding to the Company, the Company's ability to meet its obligations and continue its expansion will be impaired. However, Willis Stein has committed to provide sufficient funds to Holdings to enable Holdings to infuse working capital into the Company during 1999 to fund cash flow deficits, if any. Based on this commitment, the Company believes Holdings will provide this additional funding.

     On October 13, 1999, the Company organized a subsidiary called Wetair.com, L.L.C. ("Wetair") which will develop and operate a proprietary internet site for the Company called

                                  Form 10-QSB

"Wetair.com". As of the formation date, the Company owns 90% of the outstanding stock and Wetair will operate as a subsidiary of the Company. In conjunction with the creation of the Company's internet website, a 10% minority ownership has been granted to an unrelated third party internet consulting group. In addition, the Company has entered into an Interactive Services Agreement with THINK New Ideas, Inc. ("THINK"). THINK has been contracted to design and manage services relating to the Company website and Wetair.com. The project is estimated to cost approximately $500,000 through the end of 1999.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

     Certain forward-looking information contained in this Quarterly Report is being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning the Company's future financial and operating performance. Such forward-looking information is subject to assumptions and beliefs based on current information known to the Company and factors that could yield actual results differing materially from those anticipated. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results. Please see Exhibit 99.1 "Safe Harbor Compliance Statement for Forward-Looking Statements" for additional factors to be considered by shareholders and prospective shareholders.

Overview

     The Company commenced operations in January 1991. The Company owns and operates CTN, Link Magazine, Sadler & Streib and MPM. CTN is a proprietary commercial television network that operates on college and university campuses through single-channel television systems placed free of charge primarily in campus dining facilities and student unions. At September 30, 1999, CTN was installed or contracted for installation at approximately 1,387 locations at various colleges and universities throughout the United States. The Company believes CTN currently reaches a viewership of approximately 1,500,000 daily impressions.

     The Company also owns and publishes Link Magazine, a publication having an approximate circulation in excess of one million students. Link Magazine is distributed free of charge to more than 650 campuses nationwide. In addition, the Company owns Sadler & Streib, an Atlanta-based advertising agency primarily involved in placing media buys and providing creative services for its clients.

     On August 31, 1999, the Company acquired all of the outstanding stock of MPM in exchange for $30,000,000. MPM is a leading media placement company in the military, college, minority, and senior markets. MPM is increasing its presence in the high school, alternative lifestyles, and local consumer markets among others. The results of operations of MPM are included in the Consolidated Statement of Operations of the Company subsequent to the purchase date. The Company financed the $30 million purchase price and related acquisition costs through the issuance of $15,000,000 of Series A Preferred to Holdings, the Company's majority stock shareholder, and the incurrence of $15,000,000 of bank debt. See Notes (B), (C) and (D) of "Item 1. Financial Statements" for further discussion.

                                  Form 10-QSB

     Certain of the Company's revenue is affected by the pattern of seasonality common to most school-related businesses. Historically, the Company has generated a significant portion of its revenue during the period of September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.

Results of Operations

     The following table sets forth certain financial data derived from the Company's statement of operations for the nine months ended September 30, 1999 and September 30, 1998:


                                                                              Three Months Ended
                                                           September 30, 1999                     September 30, 1998
                                               -------------------------------------------------------------------------------
                                                                            % of                                   % of
                                                          $                Revenue               $                Revenue
                                               -------------------------------------------------------------------------------

Revenue....................................           8,831,381              100              2,175,447              100
Operating expenses.........................           6,151,742               70              1,339,164               62
Selling, general and administrative........           4,701,722               53              2,450,322              113
Depreciation and amortization..............             638,183                7                736,506               34
Interest income (expense), net.............            (172,209)               2                 38,784                2
Loss before cumulative effect of change in
 accounting principle......................           2,832,475               32              2,311,761              106


                                                                               Nine Months Ended
                                                           September 30, 1999                     September 30, 1998
                                           -------------------------------------------------------------------------------
                                                                            % of                                   % of
                                                          $               Revenue               $                 Revenue
                                           -------------------------------------------------------------------------------
Revenue....................................          13,871,234              100            5,850,415                100
Operating expenses.........................           9,935,767               72            2,971,263                 51
Selling, general and administrative........          11,861,056               86            7,758,844                133
Depreciation and amortization..............           1,305,576                9            1,743,768                 30
Interest expense income, net...............            (112,846)               1              295,822                  5
Loss before cumulative effect of change in
 accounting principle......................           9,344,011               67            6,327,638                108



     Revenue increased to $8,831,381 and $13,871,234 for the three and nine month periods ended September 30, 1999, versus $2,175,447 and $5,850,415 for the comparable periods in the prior year. The primary source for the revenue increase was derived from the acquisition of MPM in August 1999 and Sadler & Streib in July 1998. Furthermore, advertising sales for Link Magazine increased due to the publication of one additional issue and increased advertisers for the period ended September 30, 1999. The Company anticipates that it will experience continued sales growth at CTN throughout the fiscal year ending December 31, 1999 by continuing to expand its advertiser base and by increasing the rates charged for its advertising spots to reflect an anticipated increase in viewership. Although the Company has agreements with national advertisers and has held discussions or had prior agreements with other national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising from the Company, or that future significant advertising revenue will ever be generated. Failure to significantly increase advertising revenue could have a material impact on the operations of the Company.

     Operating expenses increased to $6,151,742 and $9,935,767, respectively, for the three and nine-month periods ended September 30, 1999, as compared to $1,339,164 and $2,971,263 for the

                                  Form 10-QSB
comparable periods in the prior year. The increase over the comparable prior year period is primarily attributable to costs relating to MPM and the advertising agency business with no corresponding amount for the prior year and the first two quarters of 1998, respectively, as MPM was acquired in August 1999 and the agency was acquired in July 1998. Publishing costs associated with producing larger and higher quality issues of Link Magazine also account for a portion of the increase. The increase over the prior year also reflects additional costs incurred at CTN for improved network programming and satellite transmission expenses.

     Selling, general and administrative expenses increased to $4,701,722 and $11,861,056, respectively, for the three and nine-month periods ended September 30, 1999, versus $2,450,322 and $7,758,844 for the comparable periods in the prior year. The increase is primarily attributable to increased marketing, research and expanded sales efforts associated with CTN and the acquisition of MPM. Additionally, due to the accelerated ramp-up of affiliate locations of CTN, payroll and related higher commission expenses were recognized.

     Depreciation and amortization expense totaled $638,183 and $1,305,576 for the three and nine-month periods ended September 30, 1999, as compared to $736,506 and $1,743,768 for the comparable periods in the prior year. The decrease in depreciation expense is directly related to the acceleration of depreciation on obsolete system equipment recorded in June 1998 in connection with the conversion of the network delivery platform to the Digital Video Broadcast system ("DVB").

     Interest income (expense) amounted to ($172,209) and $(112,846) for the three and nine-month periods ended September 30, 1999, versus $38,784 and $295,822 for the comparable periods in the prior year. The decrease in interest income is attributable to the Company's lower cash position as a result of expenditures at CTN directly related to the equipment required for the increased number of installed affiliate locations coupled with one month of interest expense recorded for the loans in conjunction with the purchase of MPM.

     The Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue through the remainder of 1999. The net loss before the cumulative effect of a change in accounting principle amounted to $2,832,475 and $9,344,011 for the three and nine-month periods ended September 30, 1999, versus $2,311,761 and $6,327,638 for the comparable periods in the prior year. The net loss during the respective periods for the quarter reflects the Company's continued efforts to expand its advertiser and affiliate bases.

Financial Condition and Liquidity

     At September 30, 1999, the Company had working capital of $26,985.

     Cash used in operations increased to $7,061,306 during the nine-months ended September 30, 1999, from $4,993,371 for the comparable period in the prior year. The impact of an increased loss and increasing accounts receivable was offset by a build up of accounts payable. The Company has obtained an equity infusion from Holdings and a credit facility from a lending institution to fund current working capital needs. Additionally, the Company has obtained a commitment from Willis Stein to fund cash flow deficits, if any, through December 31, 1999. See Notes (C) and (D) of "Item 1 Financial Statements", for further discussion of transactions.

     Acquisitions and purchases of property and equipment increased to $34,269,362 during the nine-months ended September 30, 1999 from $4,491,709 for the comparable period in the prior year due primarily to the purchase of MPM on August 31, 1999.

                                  Form 10-QSB

     Cash provided by financing activities was $34,919,245 for the nine-months ended September 30, 1999, compared to cash provided by financing of $443,724 for the same period in the prior year. The majority of the proceeds came from the issuance of $4,600,000 of Convertible Preferred Stock, $15,000,000 Series A Convertible Preferred Stock, and the increase of $16,500,000 of bank debt.
See Notes (C) and (D) of "Item 1. Financial Statements" for further discussion.

     The Company has incurred substantial losses since commencement of its operations and anticipates that such losses will continue through December 31, 1999. In order to reach the stage where the Company is profitable, it is expected that additional expenditures will be required to increase the affiliate base and to more aggressively market CTN to attract more advertisers.

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

                                  Form 10-QSB

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.

     No events occurred during the quarter covered by this Report that would require a response to this Item.

Item 2.  Changes in Securities.

     (a) On July 23, 1999, the Company sold 309,998 shares of Convertible Preferred to the Company's majority shareholder, Holdings, for a per share price of $15.00, or an aggregate purchase price of $4,649,970. Pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 (the "Act"), this sale of securities by the Company to one accredited investor (as defined in Rule 501(a)) was exempt from registration. The proceeds were used for general working capital purposes of the Company. The conversion ratio of the Convertible Preferred is computed by multiplying the number of shares of Convertible Preferred to be converted by the $15.00 per share purchase price and dividing the result by the conversion price of the Convertible Preferred (the "Conversion Price") then in effect with respect to such shares. On the date of issuance, the Conversion Price was $6.854 (the 30-day average trading price of the Common Stock listed on The Nasdaq SmallCap Market ("Average Trading Price")). From the date of issuance to and including the third anniversary of the date of issuance of the Convertible Preferred, the Conversion Price was subject to adjustment if at the end of a quarter the Average Trading Price of the Common Stock was less than the Conversion Price then in effect; provided that, the Conversion Price could not be reduced below $2.75, as adjusted for stock splits, stock dividends and other similar events. The Convertible Preferred was voting stock on an as-converted basis to Common Stock based upon number of shares of Common Stock the Convertible Preferred was convertible into on the date of issuance or 678,432 shares of voting stock. The Convertible Preferred accrued a cumulative dividend of 12% annum.

          The Convertible Preferred shares issued to Holdings, as discussed herein above, were subsequently reclassified into shares of Series A Preferred on a one-for-one basis as of the effective date (October 18, 1999) of the approval of such reclassification by a majority of the shareholders. Thereafter, all authorized but unissued shares of Convertible Preferred were redesignated by the Board of Directors as Series A Preferred, and the Convertible Preferred is no longer a designated series of the Company's preferred stock.

     (b) On August 31, 1999, the Company sold 1,000,000 share of Series A Preferred to Holdings for a per share price of $15.00, or an aggregate purchase price of $15,000,000. Pursuant to Section 4(2) and Rule 506 of the Act, this sale of securities by the Company to one accredited investor was exempt from registration. The conversion ratio of the Series A Preferred is computed by multiplying the number of shares of Series A Preferred to be converted by the $15.00 per share purchase price and dividing the product by the conversion price of the Series A Preferred (the "Series A Conversion Price") then in effect with respect to such shares. On the date of issuance, the Series A Conversion Price was $4.50. The Series A Preferred is currently non-voting stock; however, after the effective date of the shareholder approval described in a Schedule 14C Information Statement to be sent to the stockholders of the Company in connection with the ratification and approval of the issuance of the Series A Preferred, Holdings will obtain the right to vote its shares of Series A Preferred as if such shares were converted into shares of Common Stock on the date of issuance which equals 3,333,333 voting shares. The Convertible Preferred accrued a cumulative dividend of 12% annum. The conversion ratio and voting rights of the Series A Preferred could cause dilution in the voting power of the common stockholders.

                                  Form 10-QSB

Item 3.  Defaults Upon Senior Securities.

     No events occurred during the quarter covered by this Report that would require a response to this Item.

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) On August 31, 1999, by written consent in lieu of a meeting, the holder of a majority of the voting stock of the Company approved the Plan of Reclassification and the Third Certificate of Designation of the Series A Convertible Preferred Stock of the Company ("Third Certificate"). The majority
                                             -----------------
stockholder consent with respect to these matters took effect 20 days after the mailing of a Schedule 14C Information Statement to the shareholders of the Company. Both the Plan of Reclassification (filed as an Amendment to the Certificate of Incorporation) and the Third Certificate were filed with the Secretary of State of Delaware and made effective as of October 18, 1999.

     (b) On August 31, 1999, the holder of all of the outstanding preferred stock of the Company, by written consent in lieu of a meeting, approved (i) a reduction in the Company's authorized Convertible Preferred stock from 2,000,000 shares to 309,998 shares and (ii) the Plan of Reclassification discussed in Item 4(a) above.

Item 5.  Other Information.

     No events occurred during the quarter covered by this Report that would require a response to this Item.

Item 6.  Exhibits and Reports on Form 8-K.
     (a) Exhibits.

         The following exhibits are filed with this Report:

               Exhibit 3.1 Certificate of Designation, Powers, References and Rights of the Preferred Stock of College Television Network, Inc. (incorporated by reference to Exhibit 4.3 to Form 8-K filed August 3, 1999).

               Exhibit 3.2 Second Certificate of Designation, Powers, References and Rights of the Series A Convertible Preferred Stock of College Television Network, Inc. (incorporated by reference to
               Exhibit 5.3 to Form 8-K filed September 15, 1999).

               Exhibit 3.3 Plan of Reclassification, dated August 31, 1999 (incorporated by reference to Exhibit I to the Schedule 14C Information Statement filed by the Company on September 22,
               1999).

               Exhibit 10.1 Stock Purchase Agreement, dated July 16, 1999, among the Company, Armed Forces Communications, Inc., Kevin West and Colleen Gordon (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 15, 1999).

               Exhibit 10.2 Purchase Agreement, dated as of July 23, 1999, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 4.1 to Form 8-K filed August 3, 1999).

                                  Form 10-QSB

               Exhibit 10.3 Purchase Agreement, dated August 31, 1999, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 5.1 to Form 8-K filed September 15, 1999).

               Exhibit 10.4 Cancellation Agreement, dated August 31, 1999, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 5.2 to Form 8-K filed September 15, 1999).

               Exhibit 10.5 Interactive Services Agreement, dated as of September 27, 1999, between the Company and THINK New Ideas, Inc.

               Exhibit 10.6 Agreement, dated as of September 22, 1999, between the Company and Contemporary Marketing Inc.

               Exhibit 10.7 Amended and Restated Purchase Agreement, dated as of October 18, 1999, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 5.1 to Form 8-K filed October 27, 1999).

               Exhibit 10.8 Employment Agreement, dated as of July 16, 1999, between the Company and Geoffrey Kanter.

               Exhibit 27.1   Financial Data Schedule.

               Exhibit 99.1 Safe Harbor Compliance Statement for Forward Looking Statements.

     (b) Reports on Form 8-K.

         A report on Form 8-K dated August 3, 1999 disclosed (i) the MPM Acquisition, (ii) the $12,000,000 revolving credit line and (iii) the issuance of 309,998 shares of Convertible Preferred and the Class D Warrant to Holdings.

         A report on Form 8-K dated September 15, 1999 disclosed (i) the closing of the MPM Acquisition, (ii) the $15,000,000 Term Loan and $2,000,000 Revolver Loan, (iii) issuance of 1,000,000 shares of Series A Preferred to Holdings, plus the guaranty commitment by Willis Stein & Partners, L.P. and its affiliates, (iv) the cancellation of the Class D Warrant, and (v) the Plan of Reclassification of the Convertible Preferred.

                                  Form 10-QSB

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  COLLEGE TELEVISION NETWORK INC.
                                  Registrant



Date: November 15, 1999           /s/ Jason Elkin
                                 ---------------------------------------------
                                 Jason Elkin
                                 Chief Executive Officer
                                 and Chairman of the Board
                                 (Principal Executive Officer)


Date: November 15, 1999           /s/ Patrick Doran
                                 ---------------------------------------------
                                 Patrick Doran
                                 Chief Financial Officer, Secretary
                                 and Treasurer
                                 (Principal Accounting and Financial Officer)

                                  Form 10-QSB
                                 Page 19 of 19