Form 10KSB
period 1999-12-31
CTN MEDIA GROUP INC
filed 2000-03-30
CIK 876013

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ________________________________

                                  FORM 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 1999 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________
                          Commission File No. 0-19997


                             CTN Media Group, Inc.
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
                       ________________________________

        Securities registered under Section 12(b) of the Exchange Act:

          Title of Each Class                  Name of each Exchange on which registered
---------------------------------------        ------------------------------------------
Common Stock, $.005 par value per share                The Nasdaq SmallCap Market

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

State Issuer's revenues for its most recent fiscal year:  $31,592,501.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 8, 2000 (computed by reference to the average bid and asked prices of such stock on March 8, 2000) was approximately $22,295,571.

There were 14,718,136 shares of the Registrant's Common Stock outstanding as of March 8, 2000.

Transitional Small Business Disclosure Format (check one): Yes  [ ]    No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive proxy statement for its annual meeting of stockowners scheduled for May 10, 2000 are incorporated by reference into
Part III of this Report.
===============================================================================

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


                                     PART I

Item 1.  Description of Business.

General

     CTN Media Group, Inc., a Delaware corporation formerly known as College Television Network, Inc., (the "Company"), commenced operations in January 1991. The Company is a diversified media company specializing in reaching targeted audiences. The Company has properties in the television, magazine, newspaper and online sectors. The Company owns and operates the College Television Network ("CTN" or the "Network"), a proprietary commercial television network that operates on college and university campuses across the country. CTN is provided to campuses through single-channel television systems ("Systems") placed free of charge primarily in the campus public venues, including dining facilities and student unions. At December 31, 1999, CTN was installed or contracted for installation at approximately 1,575 locations at various colleges and universities throughout the United States. According to projections from Nielson Media research audience measurement data, CTN reaches 1.5 million young adult viewers each day.

     The Company publishes Link Magazine, the most widely read college magazine in the U.S., according to Student Monitor. Each issue of the publication is direct mailed to over one million students on college campuses. The magazine enjoys a total readership of 3.2 million college students. In addition, the Company owns ID8, formerly known as Sadler & Streib, an Atlanta-based advertising agency primarily involved in placing media buys and providing creative services for its clients.

     On August 31, 1999, the Company acquired all of the outstanding capital stock of Armed Forces Communications, Inc., a New York corporation doing business as Market Place Media ("MPM"), in exchange for $30,000,000 (the "MPM Acquisition"). MPM is a leading media placement and promotion specialist in the college, military, minority and seniors segments. The Company financed the $30,000,000 purchase price and related acquisition costs through the issuance of $15,000,000 of Series A Convertible Preferred Stock, $0.001 par value per share ("Series A Preferred"), to the Company's majority stockholder, U-C Holdings, L.L.C., a Delaware limited liability company ("Holdings"), and the incurrence of $15,000,000 of bank debt.

     On October 13, 1999, the Company created Wetair.com, L.L.C. ("Wetair"), a subsidiary, which will develop and operate a proprietary Internet site for the Company called "Wetair.com". Wetair.com is a lifestyle and entertainment destination site for the 18-24 year old demographic. The site will feature lifestyle categories hosted by on-screen personalities that will promote interaction and content submission from its user base. As of the formation date, the Company owns 90% of the outstanding stock and Wetair will operate as a subsidiary of the Company. In conjunction with the creation of the Company's Internet website, a 10% minority ownership has been granted to an unrelated third party Internet consulting group. In addition, the Company has entered into an Interactive Services Agreement with THINK New Ideas, Inc. ("THINK"). THINK has been contracted to design and manage services relating to the Company website and Wetair.com.

     The Company has two reportable business segments: (i) CTN, which includes the Network, Link Magazine and ID8, and (ii) MPM.

CTN

     The Company believes CTN to be the largest college and university private commercial television network in the United States. CTN is installed in many of the nation's largest colleges and universities, including among others:
The Pennsylvania State University, Arizona State University, NYU, Michigan State University, UCLA, University of Florida, University of Michigan, University of Washington, Louisiana State University, University of South Florida, University of Illinois and University of Maryland. The Company's goal is to continue to place CTN in a significant number of the 3,600 colleges and universities located in the United States.

     CTN's programming of music, news, information and entertainment is viewed on monitors of 25" or more placed strategically throughout the installed location to insure exposure and ease of viewership. Each site is equipped with a main processing unit and from one to ten viewing monitors. In order to enhance the flexibility and program diversification of CTN, the Company changed the broadcast delivery platform of CTN in August 1998 to a state-of-the-art digital video broadcast ("DVB") platform. The DVB delivery platform ensures reliability of delivery and the highest standards of digital quality. The DVB platform enables the Company to expand programming opportunities, as evidenced by CTN's ability to broadcast two distinct channels of programming simultaneously: urban programming and mainstream programming. Through its Transponder Lease Agreement, the Company has the capacity to add a third channel for additional CTN programming. The Company also receives customized news and sports programming produced for the Network by CNN through an agreement with Turner Private Networks. CTN airs newscasts twice an hour, with new newscasts being produced twice daily and as a result of an amendment to the Company's agreement with Turner Private Networks, Inc., effective July 30, 1999, CTN now broadcasts CNN Headline News "Top Stories" segments.

     The Company's revenues are derived from commercial advertising. The Company presently allots eight minutes of advertising available per hour. The Company believes CTN is well-positioned to offer advertisers a highly targeted, inexpensive and effective way to reach a highly desirable audience: 18 to 24-year-old college and university students with significant disposable income. This demographic group maintains proven attractiveness to national advertisers. CTN's cost per thousand viewers ("CPM pricing is highly competitive in the industry. National advertisers on CTN during fiscal 1999 included AT&T, America Online, Inc., The Andrew Jergens Co. (Biore), Burger King Corporation, Buena Vista Pictures, Inc., The Coca-Cola Company, Colgate Palmolive Co., Duckhead Apparel, Inc., Ecampus.com, Emusic.com, Inc., Gateway, Inc., General Motors Corp., Isuzu Motors, Inc., Jack Schwartz Shoes, Inc. (maker of Lugz shoes), K-Swiss, Inc., MCI Worldcom, Inc., Mentos, NewLine Cinema Corp., S.C. Johnson & Son, Inc., Sony Pictures, 3DO Co., Time Warner Inc., Universal Pictures, U.S. Army R.O.T.C., U.S. Marine Corps, USA Networks, Inc., Vanmelle, Inc., Visa USA, Inc., Warner-Lambert Company and Zippo Manufacturing Co. The Company's mix of advertisers on CTN changes from time to time. The Company's network advertising revenues have grown from $6,618,215 in fiscal 1998 to $8,147,788 in fiscal 1999.

     The Company's revenues for 1999 also include the operating results of Link Magazine, ID8 and MPM. Revenues attributable to these divisions during fiscal 1999 were $2,576,008, $955,232 and $19,913,472, respectively. Those revenues derived from MPM are since the Company acquired MPM on August 31, 1999.

     In order to continue the rapid expansion of the Company's affiliate base and to help meet the Company's capital expenditure requirements directly attributable to the DVB delivery platform, the Company issued shares of preferred stock to Holdings in a series of transactions during 1999. Pursuant to a Purchase Agreement dated July 23, 1999, between the Company and Holdings, Holdings purchased 309,998 shares of the Company's Convertible Preferred Stock, $0.001 par value per share ("Convertible Preferred"), for an aggregate purchase price of $4,649,970. In addition, the Company and Holdings entered into a new Purchase Agreement, dated August 31, 1999 (the "August Purchase Agreement"), whereby Holdings funded $15 million in capital for the MPM Acquisition in exchange for 1,000,000 shares of Series A Preferred. Additionally, the Company has the option to sell to Holdings, subject to various conditions, additional shares of Series A Preferred in the event that the Company requires additional working capital. On October 8, 1999, the Company issued 33,333 shares of Series A Preferred to Holdings pursuant to the August Purchase Agreement for an aggregate purchase price of $500,000. On October 18, 1999, the Company and Holdings entered into an Amended and Restated Purchase Agreement ("Amended Purchase Agreement") and Holdings subsequently funded $2,300,000 to the Company in exchange for 153,334 shares of Series A Preferred. On November 18, 1999, pursuant to the terms of the Amended Purchase Agreement, Holdings acquired another 480,000 shares of Series A Preferred from the Company for an aggregate purchase price of $7,200,000.

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

     The Company believes there is an opportunity to grow CTN. While the Company experienced a net loss in fiscal 1999 in excess of its net loss from the prior fiscal year, advertising revenues and the number of affiliate universities have increased significantly. The Company will require additional capital to meet its ongoing operational demands for fiscal 2000. The Company will secure needed capital through bank facilities and through the issuance of Series A Preferred Stock.


The College Television Network System

     CTN is a private satellite television network airing the Company's programming on university and college campuses located throughout the United States. CTN is installed in campus public areas such as dining facilities and student union areas. The Company's Systems are single-channel systems offering only CTN's music, news, information and entertainment programming.

     In order to more effectively expand its programming to include national news, local campus news, sports and comedy on a current basis, the Company successfully launched the DVB satellite delivery platform in August 1998. DVB offers CTN a state of the art delivery system that is reliable and cost-efficient and that provides the operational flexibility CTN desires.

Network Programming Content

     CTN's programming consists primarily of music, news, information and entertainment. CTN's music programming is provided free of charge by major music companies, including Warner/Elektra/Atlantic, EMI, Playgram, MCA and BMG.

     On March 27, 1998, the Company signed an agreement with Turner Private Networks, Inc. to provide CNN news and sports programming on CTN through December 31, 2002. Pursuant to an amendment effective July 30, 1999, CTN also broadcasts CNN Headline News "Top Stories" segments. The total license fee is approximately $3,200,000.

The Systems - Installation and Maintenance

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

     Of the 1,575 Systems contracted for as of December 31, 1999, 1,225 were installed throughout the United States at college and university campuses. The remaining Systems are expected to be installed by the start of the fall 2000 semester. System installation generally takes approximately 8 to 10 weeks from the date the contract is signed by the college or university. The average agreement with an institution is typically for a three-year term.

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

Network Markets

     As discussed above, there are approximately 3,600 colleges and universities in the United States. The Company's goal is to continue to place CTN in a significant number of these institutions. As of December 31, 1999, CTN was installed or contracted for installation in 1,575 locations throughout the country.

     The Company markets its Systems principally to colleges and universities and to local operators responsible for dining facilities at targeted college or university campuses. The Company contracted with 839 new affiliate locations in 1999. This growth is attributable to several factors: a dedicated, professional affiliate sales staff, a full service affiliate relations support team and CTN's status as a state-of-the-art, reliable programming vehicle that students enjoy watching. The Company has 16 full-time employees involved in affiliate sales and affiliate support functions.

Advertising Revenues

     The CTN segment derives its revenues primarily from advertisements placed on the Network. Advertisers find the network's programming to be current and appealing, the campus dining hall setting with its captive audience to be desirable, and the System's programming concept to be targeted and innovative. Other advertising revenues are derived from advertisements placed in Link Magazine and revenues generated by ID8.

     In fiscal 1999, approximately 58% of the network's advertising spots were sold. In both fiscal 1998 and 1997, approximately 33% of the network's advertising spots were sold. The Network's overall strategy follows three principal methods for increasing its advertising revenue: (i) increasing audience size by expanding distribution; (ii) increasing the number of advertisers and advertising spots sold to maximize the use of time available to be sold; and (iii) increasing the CPM rate, which is currently well below that of competing media.

     The Coca-Cola Company, Colgate/Palmolive, Mentos, K-Swiss and Universal Pictures accounted for 23%, 8%, 6%, 6% and 5% respectively, of the Network advertising revenues for fiscal 1999. Top advertisers in Link Magazine during fiscal 1999 were, Lycos, Discover Card and Yahoo! Inc., accounting for 9%, 9%, and 7% respectively, of Link's advertising revenues. ID8's revenues were derived 17%, 11% and 6% from Georgian Terrace, MCI Worldcom, and Swissotel, respectively.

MPM

     MPM specializes in targeted media placement services for a wide variety of advertisers. MPM utilizes various advertising vehicles throughout the United States to meet its customers' needs, including, but not limited to, newspapers, radio, magazines, and on-site events which target specific markets such as college students, minorities, military personnel and senior citizens. The majority of MPM's revenue is generated in college, military and minority markets. The top five accounts for MPM in Fiscal 1999 were AT&T Communications, GEICO, USAA Corporate Advertising, Brown & Williamson and TIAA-CREF accounting for 11%, 5%, 5%, 5% and 4%, respectively, of MPM's total 1999 revenues. Revenues broken out by type of advertising for 1999 were as follows: newspaper advertising, radio advertising, event marketing, and out-of-home advertising accounting for 84%, 9%, 4% and 3%, respectively, of MPM's total 1999 revenues.

     The college market division of MPM operates under the trade name AllCampus Media ("ACM"). The college newspapers that ACM represents on a non-exclusive basis have a combined circulation of over seven million and enrollment at the associated schools totals over twelve million students. ACM utilizes a proprietary software system that allows it to retrieve and merge data about demographics, consumer buying habits and school data with the college newspaper data and rates to assist clients in creating effective media plans targeting college students. ACM also executes the media buys for the clients, ordering the advertising space, reproducing and delivering the advertising material and verifying placement of the advertising.

     ACM also makes out-of-home advertising media available to clients targeting the college market. Through its exclusive network of professional poster placement representatives throughout the country, ACM is able to place advertising messages on campus bulletin boards on the majority of college campuses in the United States. ACM also has available to advertisers "AdStands", a 4-color advertisement atop attractive newspaper distribution bins in high-traffic indoor and outdoor campus locations such as student unions, bookstores, and dormitories. The advertising space on these AdStands is sold to clients on a monthly basis. In addition to these tools, ACM has a student network of representatives that distribute advertising flyers directly to college students.

     Radio is also used by ACM to assist its clients in getting their message to college students. ACM plans and buys radio advertising or sponsorships on college and local radio stations.

     ACM also directly markets to college students through event marketing and promotional activities. The events staff at ACM creates, coordinates and implements direct marketing opportunities for clients. The variety of activities used includes movie screenings, tabling, surveys, concert tours, sampling programs and on-campus demonstrations.

     The military market division of MPM operates under the name Armed Forces Communications ("AFC"). The military base newspapers that AFC represents on a non-exclusive basis have a combined circulation of over two million, reaching an active duty population of over one million and a total military base population of over six million. The publications that AFC represents are located both in the United States and abroad and include the world renowned European and Pacific "Stars and Stripes". In addition to newspapers, AFC represents a number of national magazines that target military personnel and retirees.

     In addition to newspaper advertising, AFC utilizes a number of other media to reach military personnel. AFC locates and buys advertising space on outdoor billboards that are strategically located at entrances to military bases. In-store radio at the commissary and exchanges is another advertising medium that AFC makes available to clients. Direct mailing lists of military personnel are also supplied through AFC.

     AFC's event team creates, coordinates and implements on-base direct marketing events across the country. The Company's extensive relationships with Morale Welfare and Recreation Officers throughout the country allows AFC to find opportunities for clients to place their advertising message on base, directly to the active duty personnel.

     The minority market division of MPM, which includes the African-American, Hispanic and Ethnic markets, operates under the trade name American Minorities Media ("AMM"). The newspapers that AMM represents on a non-exclusive basis include African-American community newspapers that have a circulation of over ten million, Hispanic community papers that have a circulation of over eleven million and Ethnic publications that have a circulation of over five million. AMM utilizes the same proprietary software system used by ACM to track demographics, consumer buying habits and other data, including minority community newspaper data and rates, to assist clients in creating effective media plans targeting minority groups. AMM also executes the media buys for their clients, ordering the advertising space, reproducing and delivering the advertising material and verifying placement of the advertising.

     Radio is also used by AMM to assist clients in getting their messages to minorities. AMM plans and buys radio advertising on local radio stations and through nationally syndicated radio shows.

Competition

     CTN and Link Magazine compete for advertisers with many other forms of advertising targeting the 18-24 year-old market. These competing forms of advertising media include television, Internet, radio, print, direct mail and billboard. The Company is not aware of any other national television networks specifically directed at college and university students. There is no assurance that someone with greater resources will not enter into the market. The
Company believes it can successfully compete against other forms of media because it offers an effective means of reaching a difficult-to-reach targeted audience at an efficient cost.

     The Company believes that the time required to secure and contract with each institution is significant. The Company has already invested a great amount of time in securing its present locations, and believes that the affiliate acquisition strategy being implemented will continue to result in an increasing affiliate base.

     MPM faces competition for limited advertising revenues from advertisers and sponsors, from other similar media placement companies and from the in-house sales staff of the media such as radio, television, print media, direct mail marketing and the Internet.

MPM competes with a wide variety of other advertising media, the range and diversity of which has increased substantially over the past several years to include advertising displays in shopping centers and malls, airports, stadiums, movie theatres and supermarkets, and on taxis, trains, buses and subways. Some of MPM's competitors, principally in other media such as radio and television, are substantially larger, better capitalized and have access to greater resources than MPM. There can be no assurance that MPM will be able to compete successfully with such other companies and media.

Employees

     As of December 31, 1999, the Company employed 176 full-time salaried personnel, consisting of various managerial, operational, Internet, programming, advertising, publishing, ad agency and affiliate sales and support personnel. The Company also utilizes independent contractors to perform certain of the services required in connection with the production, installation and maintenance of the Network Systems. The responsibilities of the Company's operations and administrative personnel include conducting marketing and promotional activities, managing campus relations and performing certain administrative and financial functions. Twenty-five of the Company's employees have employment agreements with the Company. The Company believes that its relationship with its employees is satisfactory.

Government Regulation

     Because CTN is a private network and is currently not a direct live broadcast, the Company is not restricted by regulations of the Federal Communications Commission, network standards and practices or traditional format length and content restraints. Regulatory matters relating to the Company's satellite transmissions are the responsibility of Public Broadcasting Service, Inc. ("PBS"), pursuant to the Company's Transponder Use Agreement with PBS. The Company believes that the manner in which it presently conducts its business operations, and intends to conduct its business operations, including its licensing arrangements with record companies and agreements with location owners, is and will be continue to in material compliance with all applicable laws.

Proprietary Information

     The Company believes that certain of its rights to, and uses of, its Systems may be protectable under applicable patent, copyright and proprietary information laws. There can be no assurance as to such fact or that others may not independently develop the same or similar technology on which the Company's Systems are based and thereafter directly compete with the Company. The Company intends to pursue copyright and trademark registrations as necessary. No assurance can be given, however, that such coverage, even if it can be obtained, will afford the Company meaningful protection of any of its proprietary rights. The Company has obtained trademark registrations for "College Television Network" and "UCTN." Effective with the acquisition of Link Magazine, the Company was also assigned the registered trademarks for "Link - The College Magazine," and a patent relating to a system and method for processing bulk mail that is utilized in distributing the magazine. MPM owns the following trademarks: Armed Forces Communications, AllCampus Media, American Minorities Media, Active Seniors Media, and Market Place Media, and the URLs "ArmedForces.com", "AllCampus.com" and "MarketMedia.com". In addition, the Company owns the URL "Wetair.com" and is filing trademark applications for Wetair, Wetair.com and the associated logos.

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

Item 2.  Description of Property.

     The Company presently has facilities in seven cities: Atlanta; New York City; Los Angeles; Santa Barbara; Chicago; Livonia, Michigan; and St. Louis. The Atlanta facility is the Company's principal executive office out of which the Company conducts various administrative and financial functions. A second Atlanta facility is utilized for ID8. The Company conducts its marketing and affiliate relations efforts primarily out of its offices in New York, Chicago and Los Angeles. MPM occupies offices in Santa Barbara; Livonia, Michigan; and New York. The Company's New York office also contains the Company's publishing division for Link Magazine.

     The Company currently leases approximately 4,650 square feet of space for its principal executive office in Atlanta, and has recently signed a lease for approximately 2,360 square feet of additional space. Additionally, approximately 3,200 square feet for ID8 is leased in Atlanta. The Company also leases approximately 7,140 square feet, 1,800 square feet, and 2,010 square feet for the New York, Los Angeles, and Chicago offices, with respective lease termination dates of May 2008, September 2002, and February 2003. The Company also leases approximately 5,000 square feet of warehouse space in St. Louis on a month-to-month basis. The warehouse is used to store equipment and parts utilized for installation of Network equipment at affiliate locations. MPM leases approximately 16,400 square feet of office space for its Santa Barbara headquarters, 2,000 square feet of space in New York, and 850 square feet in Livonia, Michigan.

     The aggregate monthly rental for these leased offices is currently approximately $69,715, and the Company's management believes that these facilities are adequate for its intended activities in the foreseeable future. In an effort to streamline operational efficiencies, the Company is contemplating consolidating the three Atlanta operations into one office location. The Company is also considering sub-leasing the current New York City office space and relocating to another New York City location which would provide space to consolidate MPM's New York operations.

Item 3.  Legal Proceedings.

     The Company is not a party, nor to its knowledge threatened to be made a party, to any material litigation or governmental proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) On October 15, 1999, by written consent in lieu of a meeting, the holder of a majority of the Common Stock of the Company and the holder of all of the preferred stock of the Company approved an Amendment to the Certificate of Incorporation of the Company, to change the Company's name from "College Television Network, Inc." to "CTN Media Group, Inc." and to increase the number of authorized shares of preferred stock of the Company from 2,000,000 shares to 2,800,000 shares. The majority stockholder consent with respect to these matters took effect on November 12, 1999, 20 days after the mailing of a
Schedule 14C Information Statement to the shareholders of the Company. The Amendment to the Certificate of Incorporation was filed with the Secretary of State of Delaware and made effective as of November 12, 1999.

     (b) On December 7, 1999, by written consent in lieu of a meeting, the holder of a majority of the Common Stock of the Company and the holder of all of the Series A Preferred approved an Amendment to the Second Certificate of Designation, Powers, Preferences and Rights of the Series A Convertible Preferred Stock, filed with the Corporations Division of the State of Delaware on August 31, 1999, which amendment eliminated any reference in the terms of the Series A Preferred to the Convertible Preferred, thereby reducing any possibility of confusion regarding the existence of any series of preferred stock of the Company other than the Series A Preferred. The majority stockholder consent with respect to these matters took effect on January 10, 2000, 20 days after the mailing of a Schedule 14C Information Statement to the shareholders of the Company.

     (c) On December 7, 1999, the holder of a majority of the Common Stock of the Company, by written consent in lieu of a meeting, approved (i) an amendment to the Company's By-laws, providing for an increase in the size of the Board of Directors of the Company from eleven (11) members to twelve (12) members, and
(ii) the issuance to Holdings of up to 2,509,998 shares of Series A Preferred. The majority stockholder consent with respect to these matters took effect on January 10, 2000, 20 days after the mailing of a Schedule 14C Information Statement to the shareholders of the Company.

                                    PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

     (a) The Company's $.005 par value per share common stock (the "Common Stock") is traded and quoted under the symbol UCTN on The Nasdaq SmallCap Market ("Nasdaq"). The following table sets forth the high and low sales prices for the Common Stock, as quoted on Nasdaq, for the periods indicated.


                                           Dates                          High Price    Low Price
                                           -----                          ----------    ---------
Fiscal Year Ended
December 31, 1998:
                    January 1, 1998 to March 31, 1998..................      $ 3.00         $1.72
                    April 1, 1998 to June 30, 1998.....................      $ 3.13         $1.50
                    July 1, 1998 to September 30, 1998.................      $ 2.00         $1.50
                    October 1, 1998 to December 31, 1998...............      $ 3.00         $1.38

Fiscal Year Ended
December 31, 1999:

                    January 1, 1999 to March 31, 1999..................      $ 3.75         $2.75
                    April 1, 1999 to June 30, 1999.....................      $ 9.38         $3.13
                    July 1, 1999 to September 30, 1999.................      $ 8.06         $5.88
                    October 1, 1999 to December 31, 1999...............      $11.13         $5.63

     As of March 8, 2000, the Company had 68 owners of record and approximately 1,121 beneficial owners of its Common Stock.

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

     The terms of the Series A Preferred provide that when and as declared, the Company shall pay preferential dividends in cash to the holders of the Series A Preferred. Dividends on each share of the Series A Preferred accrue on a daily basis at the rate of 12% per annum on the liquidation value thereof plus all accumulated and unpaid dividends thereon from and including the date of issuance of such share. The Company is not obligated to pay out any cash dividends on the Series A Preferred until the first to occur of (i) the date on which the liquidation value of the Series A Preferred (plus all accrued and unpaid dividends thereon) is paid to the holder thereof in connection with the liquidation of the Company or the redemption of such stock by the Company, (ii) the date on which the Series A Preferred is converted into shares of Common Stock or (iii) the date on which such stock is otherwise acquired by the Company.

     The equity issued to Holdings in the form of Series A Preferred has been recorded on the Balance Sheet of the Company net of the value associated with its favorable conversion terms (the "Beneficial Conversion Feature"). The Beneficial Conversion Feature is calculated as the difference between the conversion price of the security and the market price of the Common Stock on the commitment date of a given purchase. In connection with the Beneficial Conversion Feature, because these securities are immediately convertible, the amounts ascribed to the Beneficial Conversion Feature have been immediately amortized through charges to Shareholders' Equity and included as adjustments to arrive at net loss available to common stockholders on the Consolidated Statement of Operations. Such adjustments to net loss available to common stockholders associated with the Beneficial Conversion Feature aggregated $15,180,454. In connection with the Series A Preferred issuances to Holdings, at December 31, 1999, the Company has 6,588,884 common shares reserved for possible conversions.

     The Company recorded additional charges through Shareholder's Equity of approximately $36,918,301 to accrete these securities to their highest redemption value as of December 31, 1999. Since the Series A Preferred is redeemable on July 23, 2006, at the discretion of the Series A Preferred Stockholders, at the greater of the liquidation value (which is the purchase price plus accrued and unpaid dividends) and the market value of the underlying common stock, the Company is required to accrete the full amount of the Series A Preferred's redemption value if such redemption occurred on the date of the financial statements. Therefore, as the stock price rises, the market value for determining the redemption value increases and the accretion amount increases, thus, reducing the earnings per share.

     (b) No events occurred during the period covered by this Report that would require a response to this Item.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis should be read in conjunction with the Company's financial statements, beginning on page F-1, included elsewhere in this report.

Results of Operations

     The Company is a targeted multimedia company whose principal activities involve operating and marketing CTN, a private commercial television network, Link Magazine and MPM, a media placement company that reaches specialized markets through a variety of advertising media. The Company started operations in January 1991. The majority of the CTN segment revenues is derived from advertising displayed on the Network. As of December 31, 1999, CTN was installed or contracted for installation in 1,575 locations in colleges and universities throughout the United States. MPM was purchased August 31, 1999; accordingly, the results of operations of MPM are consolidated with the Company's results from August 31, 1999 through December 31, 1999.

     The Company owns and publishes "Link Magazine," a publication circulated to college students. During fiscal 1999, the Company published 6 issues of Link Magazine. Each issue is distributed to over 650 campuses nationwide and has an approximate circulation in excess of one million students. The Company has taken steps to improve the overall quality and appearance of Link Magazine and plans to increase the size of the magazine and number of issues to seven in fiscal 2000.

     The Company's sales are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company generates a significant portion of its sales during September through May and substantially less during the summer months when colleges and universities do not hold regular sessions.

     The following table sets forth certain financial data derived from the Company's statement of operations for the fiscal year ended December 31, 1999 ("Fiscal 1999") and the fiscal year ended December 31, 1998 ("Fiscal 1998").


                                               Fiscal 1999                            Fiscal 1998
                                               -----------                            -----------
                                             $           % of Revenues         $           % of Revenues
                                         -------------------------------------------------------------------
Revenues...............................  31,592,501           100%          8,509,878          100%
Operating Expenses.....................  19,861,972            63%          3,552,748           42%
Publishing Expenses....................   3,025,686            10%          1,677,267           20%
Advertising Agency Expenses............   1,113,833             4%            422,657            5%
Selling, General & Administrative
 Expenses..............................  21,964,404            70%          9,640,551          113%
Depreciation & Amortization............   2,769,414             9%          2,203,988           26%

Interest Income (Expense), net.........    (537,226)            2%            343,386            2%
Loss before change in accounting
 principle............................. (17,680,034)           56%         (8,593,947)         100%
Cumulative Effect of a Change in
 Accounting Principle..................          --             0%            140,044            2%
Net Loss............................... (17,680,034)           56%         (8,453,903)          99%

     Revenues increased to $31,592,501 for Fiscal 1999 from $8,509,878 for Fiscal 1998. Network advertising revenue of $8,147,789 represented a 24% increase from Fiscal 1998. Rate increases and increased sellout percentage contributed to this increase. Link Magazine revenue of $2,576,008 represented an 84% increase from Fiscal 1998. This increase is attributable to publishing an additional issue in the current year, coupled with increased rates and pages sold. ID8 revenue of $955,232 represented a 254% increase from Fiscal 1998. This increase is primarily due to the acquisition of ID8 on July 1, 1998 and an increase in new customers in the current year. MPM revenue of $19,913,472 comprises the balance of the Company's Fiscal 1999 Revenues. There is no comparable amount for MPM in prior periods as this business was acquired in the current year. The Network's advertiser base increased from 26 advertisers in Fiscal 1998 to 38 advertisers in Fiscal 1999 and included AT&T, America Online, Inc., The Andrew Jergens Co. (Biore), Burger King Corporation, Buena Vista Pictures, Inc., The Coca-Cola Company, Colgate Palmolive Co., Duckhead Apparel, Inc., Ecampus.com, Emusic.com, Inc., Gateway, Inc., General Motors Corp., Isuzu Motors, Inc., Jack Schwartz Shoes, Inc. (maker of Lugz shoes), K-Swiss, Inc., MCI Worldcom, Inc., Mentos, NewLine Cinema Corp., S.C. Johnson & Son, Inc., Sony Pictures, 3DO Co., Time Warner Inc., Universal Pictures, U.S. Army R.O.T.C., U.S. Marine Corps, USA Networks, Inc., Vanmelle, Inc., Visa USA, Inc., Warner-Lambert Company and Zippo Manufacturing Co. Studio business included Buena Vista Pictures, Fox, New Line, Polygram and Universal Pictures. The Company anticipates continued sales growth during the year ending December 31, 2000 ("Fiscal 2000") by continuing to expand its advertiser and affiliate bases and by further increasing the amount charged for its advertising spots to reflect the anticipated increase in viewership. Although the Company has agreements with national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising time from the Company, or that future significant advertising revenues will ever be generated. A failure to significantly increase advertising revenues could have a material impact on the operations of the Company.

     Operating expenses totaled $19,861,972 for Fiscal 1999 compared to $3,552,748 for Fiscal 1998. Approximately $15,700,000 of the increase is attributable to direct costs associated with media placement by MPM. The remaining increase is attributable to a full year's expense for the upgraded satellite uplink and transponder costs, an increase in original programming costs and an increase in agency fees associated with increased sales at the Network and Link Magazine.

     Publishing expenses increased to $3,025,686 for Fiscal 1999 as compared to $1,677,267 for Fiscal 1998. The primary reason for the increase is the direct costs attributable to publishing one additional issue of Link for the year. In addition, the Company significantly increased the size and quality of the magazine.

     Advertising agency expenses relate to costs incurred at ID8. These expenses increased to $1,113,833 for Fiscal 1999 as compared to $422,657 for Fiscal 1998, which includes only a partial year due to the acquisition of the agency on July 1, 1998. The increase in expenses for Fiscal 1999 is primarily attributable to the direct costs associated with the increase in agency revenue, coupled with an increase in personnel required to service the needs of CTN and additional accounts generated during 1999.

     Selling, general and administrative ("SG&A") expenses increased to $21,964,404 for Fiscal 1999 as compared to $9,640,551 for Fiscal 1998. Significant factors included in Fiscal 1999 expenses related to non-cash stock option compensation charges and additional severance obligations of $4,756,000. Costs associated with MPM accounted for $2,326,781 of the increase. Other significant portions of the remaining increase are attributable to additions to the advertising and affiliate sales forces of approximately $2,400,000. In addition to the additional expenses associated with increasing the affiliate base, there are variable costs directly related to advertising sales. These expenses include commissions and agency fees that account for approximately 22% of Network and Link Magazine sales. To further enhance the Company's sales efforts and to increase brand awareness, the Company incurred increased market research and advertising expenses in Fiscal 1999. The Company also produced a concert tour targeted specifically at college students. Costs incurred relative to the concert tour, which were not included in Fiscal 1998, amount to approximately $700,000. Additional overhead costs associated with the Company's overall growth also account for a portion of the increased expenses.

     Depreciation and amortization expense totaled $2,769,414 for Fiscal 1999 compared to $2,203,988 for Fiscal 1998. The increase is primarily attributable to amortization of intangible assets associated with the purchase of MPM combined with the depreciation associated with the rapid addition of DVB systems in school locations offset by the acceleration of depreciation in 1998 on the previous delivery system. The non-recurring increase of approximately $936,000 in Fiscal 1998 related to the previous delivery system was necessitated by management's decision in early 1998 to remove such system from service in August 1998 in favor of the DVB system. During 1998, the Company elected to change its depreciation method to a straight line basis. In connection with this change, the Company recorded a cumulative effect from the change of an accounting principle of approximately $140,000.

     The Company recorded net interest expense of $537,226 for Fiscal 1999 compared to net interest income of $393,386 in Fiscal 1998. The interest expense relates to the debt incurred for working capital purposes and the debt associated with the acquisition of MPM (see Note 9 in the Notes to Consolidated Financial Statements). Interest income recorded in 1998 is attributable to the Company's increased cash position as a result of a stock rights offering on July 17, 1998.

     The Company has incurred substantial net losses since commencement of its operations and anticipates that such net losses will continue in Fiscal 2000. The Company incurred a net loss of $17,680,034 in Fiscal 1999 compared to a net loss of $8,453,903 in Fiscal 1998.

     The Company recorded adjustments to net loss available to common stockholders associated with the Beneficial Conversion Feature on the Series A Preferred Stock issued during the year aggregating $15,180,454. In connection with the Series A Preferred Stock issuances, at December 31, 1999, the Company has 6,588,884 common shares reserved for possible conversions. The Company recorded additional charges through Shareholders' Equity of approximately $36,918,301 to accrete these securities to their highest redemption values as of December 31, 1999. This is the full amount the preferred stock would be redeemable for as of December 31, 1999, based upon the Company's closing stock price of $10.00 as of such date. Since the redemption value is the greater of the original cost plus accrued dividends or the market value of the underlying common stock at the time of redemption, as the Company's stock price changes, the redemption value and this accretion amount will change; however, the redemption value will never be less than original cost plus accrued dividends. Although the Company is accreting the full redemption value, the Series A Preferred is not redeemable until July 23, 2006.


Financial Condition and Liquidity

     At December 31,1999, the Company had working capital of $3,861,606. At such date, the Company's cash and cash equivalents totaled $7,170,632.

     Cash used in operations increased to $10,082,454 in Fiscal 1999 from $7,864,729 in Fiscal 1998. The increase is primarily attributable to the Company's growth strategy relating to affiliate penetration and network awareness. The Company incurred higher costs in Fiscal 1999 relating to affiliate and advertising overhead and direct costs, satellite delivery costs relating to the DVB system, and costs related to Link Magazine, ID8 and MPM. These expense increases for Fiscal 1999 were partially offset by the increase in sales revenue for the current year.

     Cash used in investing activities increased to $37,787,028 in Fiscal 1999 from $6,748,049 in Fiscal 1998. The increase is primarily attributable to the acquisition of MPM for $30,000,000 in September of 1999. During 1999, the Company invested approximately $5,900,000 in purchases of property and equipment, primarily associated with new installations at colleges. The Company expects to continue its expansion into new colleges and universities.

     Cash provided by financing activities increased to $48,628,691 in Fiscal 1999 from $9,585,912 in Fiscal 1998, due to the proceeds from the issuance of preferred stock of approximately $28,700,000 and proceeds from two credit facilities of approximately $18,500,000. These proceeds were used in conjunction with the purchase of MPM and for the operating cash needs of the Company. The increase in cash provided by financing activities during 1999 was offset by the rights offering of approximately $9,800,000 in 1998.

     The Company believes that certain requirements contained in its loan covenants may not be met during Fiscal 2000. If the Company fails to meet a covenant under the bank loans, the financial institution has the right to declare the loan due upon demand. The Company and Holdings are in negotiations with the financial institutions related to amending the current debt agreements or entering into new agreements. There can be no assurances that these efforts will be successful. As discussed, in Note 12, Holdings has committed to provide funding through Fiscal 2000 in the event the Company experiences cash flow deficits from operations or cash flow deficits in connection with debt service requirements.

     As previously discussed, the Company has incurred substantial net losses since commencement of operations and anticipates that such net losses will continue in Fiscal 2000. In order to reach the stage where the Company is profitable, it is expected that additional expenditures will be required to increase the affiliate base and to market the Network properly to attract more advertisers.

Item 7.  Financial Statements.

     See the financial statements and notes related thereto, beginning on page F-1, included elsewhere in this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     No events occurred during the period covered by this Report that would require a response to this Item.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information required by this Item 9 is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or about April 12, 2000 (the "2000 Proxy Statement") under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership."

Item 10.  Executive Compensation.

     The information required by this Item 10 is incorporated by reference from the information contained in the 2000 Proxy Statement under the caption "Executive Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item 11 is incorporated by reference from the information contained in the 2000 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 12.  Certain Relationships and Related Transactions.

     The information required by this Item 12 is incorporated by reference from the information contained in the 2000 Proxy Statement under the caption "Related Party Transactions."

Item 13.  Exhibit List and Reports on Form 8-K.

     (a) Exhibits:

     See the Exhibit Index on page E-1 for a list of the Exhibits incorporated by referenced herein or filed herewith.

     (b) Reports on Form 8-K:

     A report on Form 8-K dated October 11, 1999 disclosed the issuance of 33,333 shares of the Series A Convertible Preferred to Holdings on October 8, 1999.

     A report on Form 8-K, dated October 27, 1999 disclosed the issuance of 153,334 shares of the Series A Convertible Preferred to Holdings on October 18, 1999.

     A report on Form 8-K/A dated November 15, 1999 publishing the consolidated financial statements and pro forma financial information relating to the acquisition of Armed Forces Communications, Inc.

     A report on Form 8-K dated November 29, 1999 disclosed the issuance of 480,000 shares of the Series A Convertible Preferred to Holdings on November 18, 1999.

CTN MEDIA GROUP, INC.
Consolidated Financial Statements
December 31, 1999 and 1998

CTN MEDIA GROUP, INC.
Table of Contents
--------------------------------------------------------------------------------

                                                                                           Page
Report of Independent Accountants                                                           1

Consolidated Balance Sheets
   at December 31, 1999 and 1998                                                            2

Consolidated Statements of Operations
   for the year ended December 31, 1999 and the year ended December 31, 1998                3

Consolidated Statement of Changes in Stockholders' (Deficit) Equity
   for the year ended December 31, 1999 and the year ended December 31, 1998                4

Consolidated Statement of Cash Flows
   for the year ended December 31, 1999 and the year ended December 31, 1998                5

Notes to Consolidated Financial Statements                                                6 - 25

                       Report of Independent Accountants



To the Board of Directors and Stockholders of CTN Media Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' (deficit) equity and of cash flows present fairly, in all material respects, the financial position of CTN Media Group, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company changed its method of computing depreciation in 1998.



PricewaterhouseCoopers LLP
Atlanta, Georgia
March 24, 2000

CTN MEDIA GROUP, INC.
Consolidated Balance Sheets
--------------------------------------------------------------------------------


                                                                  December 31,
                                                           ----------------------------
                                                              1999              1998
                                                           ------------    ------------
ASSETS
Current assets
  Cash and  cash equivalents                              $  7,170,632    $  6,411,423
  Accounts  receivable, net                                 18,389,993       2,256,691
  Prepaid expenses                                             349,303         326,508
   Other current assets                                        189,371         194,051
                                                           -----------    ------------
          Total current assets                              26,099,299       9,188,673

Investments                                                  1,500,000               -
Property and equipment, net                                 12,524,904       6,516,684
Other assets                                                   210,850         165,890
Intangible assets, net                                      29,116,909         579,802
                                                          ------------    ------------
          Total assets                                    $ 69,451,962    $ 16,451,049
                                                          ============    ============
LIABILITIES, REDEEMABLE PREFERRED STOCK,
   AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
   Accounts payable                                       $ 14,509,268    $    500,521
   Accrued expenses                                          2,486,170         781,865
   Deferred revenue                                            942,255               -
   Current portion of notes payable                          4,300,000               -
                                                           -----------    ------------
          Total current liabilities                         22,237,693       1,282,386
Accrued severance, net of current portion                      162,285         356,267
Line of credit                                               1,500,000               -
Notes payable, less current portion                         13,500,000               -
                                                           -----------    ------------
           Total liabilities                                37,399,978       1,638,653
                                                           -----------    ------------
Mandatorily redeemable preferred stock                      65,888,820               -
                                                           -----------    ------------
Commitment and contingencies (Note 10)

Stockholders' (deficit) equity
   Common stock - $.005 par value, 50,000,000 shares
     authorized, 14,612,210 and 14,298,913 shares
     issued and outstanding                                     73,061          71,494
   Additional paid in capital                               10,626,499      40,051,531
   Unearned compensation                                    (1,545,733)              -
   Accumulated deficit                                     (42,990,663)    (25,310,629)
                                                           -----------    ------------
         Total stockholders' (deficit) equity              (33,836,836)     14,812,396
                                                           -----------    ------------
         Total liabilities, redeemable preferred
         stock, and stockholders' (deficit) equity        $ 69,451,962    $ 16,451,049
                                                          ============    ============

  The accompanying notes are an integral part of these financial statements.


CTN MEDIA GROUP, INC.
Consolidated Statement of Operations
--------------------------------------------------------------------------------


                                                                        Year ended
                                                               ---------------------------------
                                                                        December 31,
                                                               ---------------------------------
                                                                   1999                  1998
                                                               ------------         ------------
Revenues                                                       $ 31,592,501           $ 8,509,878
                                                               ------------           -----------
Expenses
   Operating                                                     24,001,491             5,652,672
   Selling,general and administrative                            21,964,404             9,640,551
   Depreciation and amortization                                  2,769,414             2,203,988
                                                               ------------           -----------
            Total expenses                                       48,735,309            17,497,211

Interest income                                                     220,350               412,392

Interest expense                                                   (757,576)              (19,006)
                                                               ------------           -----------
Loss before income taxes and cumulative effect of
   change in accounting principles                              (17,680,034)           (8,593,947)

Provision for income taxes                                                -                     -
                                                               ------------           -----------
Loss before cumulative effect of change in
   accounting principle                                         (17,680,034)           (8,593,947)

Cumulative effect of change in accounting principle                       -               140,044
                                                               ------------           -----------
         Net loss                                               (17,680,034)           (8,453,903)
                                                               ------------           -----------
Dividends, accretion and redemption loss on mandatorily
   redeemable preferred stock                                   (36,918,301)                    -

Amortization of beneficial conversion feature on mandatorily
   redeemable preferred stock                                   (15,180,454)                    -
                                                               ------------           -----------
Net loss available to common stockholders                       (69,778,789)           (8,453,903)
                                                               ------------           -----------
Loss before cumulative effect of change in
   accounting principle                                              (4.86)                (0.90)

Cumulative effect of change in accounting principle                      -                  0.01
                                                               ------------          -----------
               Net loss                                             $(4.86)          $     (0.89)
                                                               ===========           ===========
Weighted average number of common shares outstanding
   (basic and diluted)                                          14,368,283             9,529,087
                                                               ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

CTN MEDIA GROUP, INC.
Consolidated Statement of Changes in Stockholders' (Deficit) Equity
--------------------------------------------------------------------------------

                                  Common                          Additional
                                  Stock                            Paid-in           Unearned        Accumulated
                                  Shares          Amount           Capital         Compensation        Deficit            Total
                                ----------        -------        ------------      ------------      ------------      ------------
Balance, December 31,
  1997                           8,015,153        $40,076        $ 30,241,704      $          -      $(16,856,726)     $ 13,425,054

Proceeds from private
  place offering,
  net of expenses                6,250,000         31,250           9,763,742                                   -         9,794,992

Proceeds from exercise of
  stock option                      33,760            168              46,252                                   -            46,420

Preferred stock
  dividends declared                     -              -                (167)                                                 (167)

Net loss                                 -              -                   -                          (8,453,903)       (8,453,903)
                                ----------        -------        ------------       -----------      ------------      ------------
Balance, December 31,
  1998                          14,298,913         71,494          40,051,531                 -       (25,310,629)       14,812,396

Proceeds from exercise of
  stock options                      7,667             38              16,789                                   -            16,827

Proceeds from exercise
  of warrants                      305,630          1,529           1,427,061                                   -         1,428,590

Equity awards issued for
  future services                        -              -           3,558,682        (3,558,682)                -                 -

Compensation expense
  arising from equity
  awards                                 -              -                   -         2,012,949                 -         2,012,949

Compensation expense
  from employee termination              -              -           2,759,397                 -                 -         2,759,397

Dividend and accretion
  on mandatorily
  redeemable preferred
  stock                                                           (36,391,801)                                          (36,391,801)

Allocation of proceeds
  from issuance
  of Class D Warrant                     -              -             557,000                 -                 -           557,000

Cancellation of Class D
  Warrant                                -              -            (557,000)                -                 -          (557,000)

Loss on redemption of
  Conversion Preferred                   -              -            (526,500)                -                 -          (526,500)

Adjustment to Beneficial
  Conversion Feature
  upon redemption
  of Conversion
  Preferred                              -              -            (268,660)                -                 -          (268,660)

Allocation of proceeds
  to beneficial
  conversion feature                                               15,180,454                                            15,180,454

Amortization of
  beneficial
  conversion feature                     -              -         (15,180,454)                -                 -       (15,180,454)

Net loss                                 -              -                   -                 -       (17,680,034)      (17,680,034)
                                ----------        -------        ------------       -----------      ------------      ------------
Balance, December 31,
  1999                          14,612,210        $73,061        $ 10,626,499       $(1,545,733)     $(42,990,663)     $(33,836,836)
                                ==========        =======        ============       ===========      ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

CTN MEDIA GROUP
Consolidated Statement of Cash Flows

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Year Ended
                                                                                                           December 31,
                                                                                                  1999                    1998
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net loss                                                                                     $(17,680,034)     $(8,453,903)
   Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation and amortization                                                                 2,769,414        2,203,988
      Other non-cash expense                                                                          144,393                -
      Non cash compensation expense arising from equity awards                                      4,772,346                -
      Impairment of fixed assets                                                                            -          132,707
      Cumulative effect of change in accounting principle                                                   -         (140,044)
      Changes in assets and liabilities, net of the effects
       of acquisitions
          Accounts receivable                                                                      (7,448,867)        (963,591)
          Prepaid  expenses                                                                           228,286         (250,947)
          Other assets                                                                                (14,240)        (302,304)
          Accounts payable                                                                          5,654,523         (148,796)
          Accrued expenses                                                                          1,165,282          294,416
          Deferred revenue                                                                            326,443         (236,255)
                                                                                                  -----------       ----------
            Net cash used in operating activities                                                 (10,082,454)      (7,864,729)
                                                                                                  -----------       ----------

Cash flows from investing activities
   Purchases of property and equipment                                                             (5,857,479)      (6,567,960)
   Cash paid for acquisitions, net                                                                (30,429,549)        (180,089)
   Cash paid for investments                                                                       (1,500,000)               -
                                                                                                  -----------       ----------
            Net cash used in investing activities                                                 (37,787,028)      (6,748,049)
                                                                                                  -----------       ----------

Cash flows from financing activities
   Payments under capital lease obligations                                                                 -         (249,694)
   Net proceeds from notes payable                                                                 14,499,227                -
   Net proceeds from revolving credit agreements                                                    3,982,188                -
   Proceeds from exercise of warrants and stock options                                             1,445,417           46,420
   Net proceeds from stock rights offering                                                                  -        9,794,992
   Redemption of preferred stock                                                                            -           (5,806)
   Net proceeds from issuance of mandatorily redeemable
     preferred stock and Class D warrant                                                           28,701,859                -
                                                                                                  -----------       ----------
             Net cash provided by financing activities                                             48,628,691        9,585,912
                                                                                                  -----------       ----------
Net increase (decrease) in cash and cash equivalents                                                  759,209       (5,026,866)
Cash and cash equivalents, beginning of period                                                      6,411,423       11,438,289
                                                                                                  ===========       ==========
Cash and cash equivalents, end of period                                                         $  7,170,632      $ 6,411,423
                                                                                                 ============      ===========


CTN MEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Description of the Business

     CTN Media Group, Inc., formerly known as the College Television Network, Inc. (the "Company"), owns and operates the College Television Network ("CTN", or the "Network"), "Link Magazine", ID8, formerly known as Sadler & Streib, Armed Forces Communications, Inc., doing business as Market Place Media ("MPM"), and owns a 90% interest in its consolidated subsidiary Wetair.com, L.L.C. ("Wetair"). Because the minority shareholder has no obligation to fund Wetair's operations or deficit, the Company has not recorded a 10% reduction in its share of the net loss of Wetair or a related receivable from the minority shareholder. CTN is a proprietary commercial television network operating on college and university campuses, through single channel television systems placed free of charge primarily in campus dining facilities and student unions. CTN generates revenue from advertising displayed on the network. At December 31, 1999 and 1998, CTN was installed or contracted for installation at approximately 1575 and 736 locations, respectively, at various colleges and universities throughout the United States. CTN currently reaches an estimated audience of approximately 1,500,000 young adult viewers each day based on data provided by Neilson media research. Link Magazine reaches in excess of one million students. Link Magazine is distributed free of charge to more than 650 campuses nationwide. ID8 is an Atlanta-based advertising agency primarily involved in placing media buys and providing creative services for its clients. Wetair is a niche entertainment based website formed on October 13, 1999, targeting the young adult demographic. The site will contain art and entertainment content from established media channels and from user submitted sources. Link Magazine, ID8, and Wetair are included within the CTN operating segment.

     During the current year, as discussed in Note (3), the Company purchased MPM, a leading media placement company in the college, military, minority, and senior markets. MPM provides media placement through print, broadcast, promotional events and the Internet to both advertisers and advertising agencies.


2.   Significant Accounting Policies

     Revenue recognition

     Advertising revenues for CTN are recognized in the period during which the spots are aired on the Network. Advertising revenues for Link are recognized in the period during which the publication is distributed. Revenues for ID8, consisting primarily of agency commissions, are recognized at the time services are provided. Revenues for MPM are recognized in the period during which the media outlet distributes the advertisement which was placed by MPM. MPM recognizes a corresponding expense in operating expenses for the cost of the advertisement. The average cost of the advertisements placed during the period ended December 31, 1999 was approximately 77% of the revenue recognized by MPM. Commissions paid to advertising agencies by CTN and MPM in the amount of $2,655,207 and $1,171,238 are included in operating expenses on the Consolidated Statement of Operations at December 31, 1999 and 1998.

     For the year ended December 31, 1999, sales to one customer in the approximate amount of $4,425,000 represented more than ten percent of the Company's consolidated revenue. Likewise, for the year ended December 31, 1998 sales to one customer in the approximate amount of $1,189,000 represented more than ten percent of the Company's consolidated revenue.

CTN MEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     Certain of the Company's revenues are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company has generated a significant portion of its revenues during the period of September through May and substantially less revenues during the summer months when colleges and universities do not hold regular classes.

     Consolidation

     The consolidated financial statements include the accounts of College Television Network, Inc., Link Magazine, ID8, MPM, and the majority owned subsidiary Wetair. All significant intercompany accounts and transactions have been eliminated. The Company has other investments that are accounted for at cost. Certain prior period amounts have been reclassified to conform to the current year presentation.

     Cash and cash equivalents

     The Company considers all deposits in banks, certificates of deposits and short-term investments with original maturities of three months or less as cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. Such investments often exceed the FDIC limits and are not covered by insurance.

     Accounts receivable

     Accounts receivable, consisting primarily of trade receivables, are reflected net of an allowance for uncollectible accounts of approximately $500,000 and $198,000 at December 31, 1999 and 1998, respectively.

     Concentration of credit risk balance

     The Company had one customer which comprised approximately 10% of the December 31, 1999 accounts receivable balance. No single customer accounted for more than 10% of the accounts receivable balance in 1998. The Company closely monitors extensions of credit and has not experienced significant credit losses in the years presented.

     Property and equipment

     Property and equipment is recorded at cost and prior to 1998 had been depreciated using an accelerated depreciation method over the estimated useful lives of the assets which range from five to eleven years. During 1998, the Company elected to change its depreciation method for newly acquired entertainment system assets to a straight-line basis in connection with its conversion to the new delivery platform discussed in Note (4). In addition, effective January 1, 1998, the Company changed its method of depreciation for all other fixed assets from an accelerated method to the straight-line method. The Company believes this method will more appropriately present its financial results by better allocating costs of property and equipment over the useful lives of these assets. In addition, this method more closely conforms with that prevalent in the industries in which the Company operates. The effect of these changes was to decrease the loss before cumulative effect of change in accounting principle by approximately $140,000 or $0.01 per share for the year ended December 31, 1998. The pro forma effect of the change in depreciation of other fixed assets had the new method been in effect in prior periods was not material.

     Upon the retirement or sale of fixed assets, the book value is removed from the accounts and the difference between such net book value and salvage value received is recorded in income. Expenditures for maintenance and repairs are charged to expense during the period

CTN MEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     incurred; renovations and capital improvements are capitalized and amortized over the assets remaining economic useful lives.

     Intangible assets

     Intangible assets primarily include loan costs, patents, customer relationships, trademarks and goodwill resulting from acquisitions. Amortization is computed using the straight-line method based on the estimated useful lives of the related assets. Accumulated amortization is approximately $1,255,000 and $29,000 at December 31,1999 and 1998, respectively.

     Income taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109").

     SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Income tax accounting information is disclosed in Note 11.

     Stock-based compensation plans

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations and elects the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Net loss per share

     Net loss per common share is based on the weighted average number of common shares outstanding in relation to the net loss available to common stockholders. Net loss available to common stockholders used in calculating basic and diluted earnings per share includes charges related to dividends and accretion on mandatorily redeemable preferred stock and amortization of beneficial conversion features. No potential common shares have been included in the diluted earnings per share calculation as they would have been antidilutive due to the net loss reported by the Company.

     Fair value of financial instruments

     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practicable to estimate that value. The carrying value of the Company's financial instruments approximate fair value at December 31, 1999 and 1998 due to the short maturity of these instruments and their variable interest rates.

     Impairment of long-lived assets

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of' ("SFAS No. 121"), the Company determines whether there has been an impairment of long-lived assets and the related unamortized goodwill, based on whether certain indicators of

CTN MEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     impairment are present. In the event that facts and circumstances indicate that the cost of any long-lived assets and the related unamortized goodwill may be impaired, an evaluation of recovery would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

     Comprehensive income

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This standard establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement has no impact on the Company's net loss or stockholders' equity. During fiscal 1999 and 1998, total comprehensive income substantially equaled net loss.

     Barter transactions

     The Company barters advertising space in Link Magazine in exchange for internet banner advertising space on third-party websites. These transactions are recorded at the fair value of the advertising space surrendered, to the extent it is objectively determinable. Such space is valued based upon comparable cash transactions with unrelated third parties for similar space in Link Magazine. Revenue is recognized as the related publication is distributed. A corresponding advertising expense is recognized when the internet banner space is initially run. The Company recognized revenue (and related expense) of approximately $438,000 and $197,000 in 1999 and 1998, respectively. At December 31, 1999, there are no amounts deferred or accrued on the balance sheet related to barter transactions for which performance have not yet accrued.

     Internal use computer software

     The Company adopted the AICPA Statement of Position 98-1 "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" effective January 1, 1998. The Company capitalizes external direct costs of materials and services consumed in developing or obtaining internal use computer software and payroll and payroll related costs for employees who are directly associated with internal use computer software projects.

     Use of estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


3.   Acquisitions

     On January 12, 1998, the Company acquired the assets of Link Magazine, including cash of approximately $110,000, in exchange for the assumption of certain liabilities in the approximate amount of $596,000. The acquisition has been accounted for under the purchase method of accounting. Goodwill in the approximate amount of $350,000 was recognized as the excess of the total liabilities assumed over the fair value of the assets acquired in the transaction and is being amortized on a straight-line basis over a period of fifteen years.

CTN MEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     On July 1, 1998, the Company acquired substantially all of the assets of Sadler & Streib, currently doing business as ID8, for approximately $290,000. The Company also assumed all of Sadler & Streib's liabilities in the amount of approximately $107,000. The acquisition has been accounted for under the purchase method of accounting. Goodwill in the approximate amount of $258,000 was recognized as the excess of the total purchase price over the net assets acquired in the transaction and is being amortized on a straight-line basis over a period of fifteen years.

     On August 31, 1999, the Company acquired all of the issued and outstanding capital stock of MPM, (the "MPM Acquisition"). MPM has its primary place of business in Santa Barbara, California. The Company paid $30,000,000, to the shareholders of MPM ("MPM Shareholders"), subject to certain adjustments, if any, as defined in the stock purchase agreement for the transaction.

     On the closing date of the MPM Acquisition, MPM borrowed $15,000,000 from a financial institution (the "Term Loan") pursuant to a Credit Agreement dated August 31, 1999, as discussed in Note (9). In addition, as discussed in Note (8), on August 31, 1999, the Company received a $15,000,000 investment from U-C Holdings, L.L.C ("Holdings"), the Company's majority shareholder. The Company used the proceeds from the Term Loan and the investment by Holdings to pay the purchase price to the MPM shareholders. Of the $30,000,000 purchase price, $2,500,000 is being held in escrow until a determination can be made by the Company regarding adjustments to the purchase price for MPM, if any, and for satisfaction of any post-closing claims against the MPM Shareholders.

     The MPM Acquisition was accounted for under the purchase method of accounting. The results of operations of MPM are included in the Company's Consolidated Statement of Operations subsequent to the acquisition date. Intangible assets, consisting primarily of customer relationships, tradenames/trademarks and goodwill of approximately $29,000,000 have been recorded in connection with the Company's preliminary purchase price allocation and are being amortized on a straight line basis over 2 to 15 years.

     The following unaudited pro forma financial information reflects the results of operations for the year ended December 31, 1999 and the year ended December 31, 1998, as if the MPM Acquisition had occurred on January 1, 1998. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results had the acquisition actually taken place on January 1, 1998 and may not be indicative of future operating results. The unaudited pro forma results are summarized as follows:


                                                         Year Ended
                                                         December 31
                                                    1999             1998
                                                    ----             ----
        Revenue                                 $ 54,715,727    $ 40,252,894
        Net loss from operations                 (20,799,729)    (12,181,839)
        Net loss available
         to common stockholders                  (72,898,984)    (12,041,795)
        Basic and diluted net loss per
         common share                                  (5.07)          (1.26)


     Basic and diluted net loss per common share calculated above for 1998 does not include the effect of accretion or amortization of the beneficial conversion feature associated with the mandatorily redeemable preferred stock as such amount is not calculable as of

CTN MEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     December 31, 1998. Accretion and beneficial conversion feature amortization is included in the 1999 earnings per share calculation based upon amounts actually recorded during 1999.

     The results of operations of Link, ID8 and MPM are included in the Company's consolidated financial statements as of the date of their respective acquisitions.


  4. Conversion of Delivery Platform

     During 1998, the Company finalized a plan to convert the then current delivery platform for the Network from the send and store method to the digital video broadcast ("DVB") method. On the conversion date, the Company launched the new DVB delivery system. As a result of the change in delivery technology, certain of the Company's previous delivery system components were rendered obsolete or impaired in value in accordance with SFAS No.
     121. The Company reported an impairment charge of approximately $133,000 during 1998 which is included as an operating expense in the consolidated financial statements. The impairment charge represents the net carrying value of assets which were taken out of service in the conversion process, less estimated proceeds from their disposition. Certain other original system components which were required to operate the network through the conversion date were not required to operate the new DVB delivery system. Accordingly, the Company reevaluated the useful lives of those components during 1998 to depreciate the remaining net book value over the remaining period such assets would be in service prior to being replaced. The change in useful lives of these assets resulted in additional depreciation expense of approximately $936,000 for the year ended December 31, 1998. Such assets were fully depreciated when they were removed from service on the conversion date.


  5. Property and Equipment

     Property and equipment consists of the following:

                                          Estimated           December 31,
                                         Useful Lives      1999         1998
     Entertainment systems, completed....  5 years    $ 10,939,784  $ 4,599,051
     Entertainment systems, in progress..    N/A            79,710    1,508,075
     Machinery and equipment.............  7 years       1,056,356      795,105
     Software............................  5 years       1,832,712            -
     Furniture and fixtures..............  7 years         778,446      365,826
     Leasehold improvements.............. 11 years         299,233      170,412
                                                      ------------  -----------
                                                        14,986,241    7,438,469
     Less:  Accumulated depreciation                    (2,461,337)    (921,785)
                                                     -------------  -----------
                                                     $  12,524,904  $ 6,516,684
                                                     =============  ===========

     Depreciation expense for the year ended December 31, 1999, and the year ended December 31, 1998 was approximately $1,670,000 and $2,175,000, respectively.

CTN MEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


6.   Intangible Assets

     Intangible assets consist of the following:

                                                              Estimated           December 31,
                                                             Useful Lives      1999          1998
             Goodwill                                            10-15   $ 8,568,425    $582,826
             Customer relationships                                  7    16,293,000           -
             Trademarks/tradenames                               10-15     3,457,524      10,574
             Other intangibles                                    2-15     2,053,141      14,903
                                                                         -----------    --------
                                                                          30,372,090     608,303
             Less: Accumulated amortization                               (1,255,181)    (28,501)
                                                                         -----------    --------
             Total                                                       $29,116,909    $579,802
                                                                         ===========    ========

     Intangible assets increased during 1999 as a result of the MPM Acquisition discussed in Note (3).


7.   Investments

     On October 29, 1999, the Company purchased 4,147,886 Series A Preferred shares of e palette, inc. ("e-palette") for an aggregate purchase price of $1,500,000. This purchase of preferred stock represents 15% of the total equity of e-palette. The Company has the right to purchase an additional 25% of equity through certain future offerings of e-palette's common shares or common share equivalents. The investment is recorded on the balance sheet under the "cost method" as the Company does not have significant influence over the operations of e-palette. e-palette is the developer and owner of a proprietary internet application which will be utilized in the Company's Wetair.com website.


8.   Stockholders' (Deficit) Equity and Mandatorily Redeemable Preferred Stock

     Rights offering

     The Company distributed to holders of record as of the close of business on July 17, 1998 (the "Record Date"), of its common stock, $.005 par value per share (the "Common Stock"), one non-transferable right for each 1.2825 shares of Common Stock held on the Record Date. Each right entitled the holder to subscribe for and purchase one share of Common Stock for a price of $1.60 per share (the "Rights"), for a total of 6,250,000 shares (the "Rights Offering"). The Rights Offering subscription period expired on September 10, 1998. Pursuant to a Standby Stock Purchase Agreement with Holdings, the majority shareholder, Holdings purchased in the Rights Offering all of the 4,536,593 shares of Common Stock issuable to them upon exercise of the Rights distributed to them and all of the 1,221,838 shares of Common Stock offered in the Rights Offering which were not purchased by other holders of Rights. Holders of the Rights, other than Holdings, subscribed for and purchased 491,569 shares of Common Stock in the offering. The Rights Offering closed on October 5, 1998 and provided the Company with proceeds, net of expenses, of approximately $9,795,000 which has been used for general corporate purposes. In consideration for its purchase commitment and standby commitment under the Standby Stock Purchase Agreement, the Company issued a warrant to Holdings to purchase an additional 152,100 shares of Common Stock at

CTN MEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     $1.60 per share at any time during a seven year period from the date of issuance of the warrant.

     Mandatorily redeemable preferred stock

     Pursuant to a Purchase Agreement dated July 23, 1999 (the "Initial Purchase Agreement") between the Company and Holdings, Holdings purchased 309,998 shares of the Company's convertible preferred stock, $0.001 par value per share ("Convertible Preferred"), for an aggregate purchase price of $4,649,970. (Note: As discussed later in this footnote, the Convertible Preferred was subsequently redesignated on October 18, 1999). The proceeds were used for general working capital purposes of the Company.

     The conversion ratio of the Convertible Preferred was to be computed by multiplying the number of shares of Convertible Preferred to be converted by the $15.00 per share purchase price and dividing the result by the conversion price of the Convertible Preferred (the "Conversion Price") then in effect with respect to such shares. On the date of issuance, the Conversion Price was $6.854 (the 30-day average trading price of the Common Stock listed on The Nasdaq SmallCap Market ("Average Trading Price")). The market price of the Common Stock on July 23, 1999 was $7.25. The Convertible Preferred was redeemable at the election of the holders of the securities on July 23, 2006, at a price per share equal to the greater of
     (i) the liquidation value plus accrued and unpaid dividends, or (ii) the market price of the common stock issuable upon conversion. In accordance with the terms of the Initial Purchase Agreement, from the date of issuance to and including the third anniversary of the date of issuance of the Convertible Preferred, the Conversion Price was subject to adjustment if at the end of a quarter the Average Trading Price of the Common Stock was less than the Conversion Price then in effect; provided that, the Conversion Price could not be reduced below $2.75. Prior to its redemption on October 18, 1999, the Convertible Preferred was voting stock on an as-converted basis based upon the number of shares of Common Stock the Convertible Preferred was convertible into on the date of issuance or 678,432 shares of voting stock. The Convertible Preferred was immediately convertible into common shares and accrued a cumulative dividend of 12% per annum. Additionally, pursuant to the Initial Purchase Agreement, the Company issued a Class D warrant (the "Class D Warrant") to Holdings entitling Holdings to purchase 135,686 shares of Common Stock, with an initial exercise price of $6.854 per share, subject to adjustment, as discussed above, in connection with the Convertible Preferred. Of the $4,649,970 proceeds from the Initial Purchase Agreement, $557,000 was allocated to the Class D Warrant.

     On August 31, 1999, the Company and Holdings entered into a Purchase Agreement (the "Second Purchase Agreement"), whereby Holdings purchased 1,000,000 shares of the Company's Series A Convertible Preferred Stock, $.001 par value per share (the "Series A Preferred") for an aggregate purchase price of $15,000,000. Proceeds to the Company, net of related issuance costs, were $14,213,664. These proceeds were used to pay a portion of the purchase price to the MPM Shareholders in connection with the MPM Acquisition.

     The Conversion Price associated with the Series A Preferred is $4.50, which was a 32.1% discount from the Average Trading Price as of August 31, 1999, the date of issuance. The market price of the Common Stock on August 31, 1999 was $6.63. Initially the Series A Preferred was non-voting stock. Effective January 10, 2000, Holdings gained the right to vote the Series A Preferred on an as-converted basis based upon the number of shares of Common Stock the Series A Preferred was convertible into on the date of issuance (i.e.,

CTN MEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     3,333,333 common shares). The Series A Preferred is immediately convertible into common shares and accrues a cumulative dividend of 12% per annum. The redemption terms of the Series A Preferred are identical to the redemption of the Convertible Preferred discussed above.

     Additionally, the Second Purchase Agreement provides that the Company has the option to sell to Holdings, subject to various conditions, including, but not limited to, Holdings' approval, before the first anniversary of the Second Purchase Agreement, an additional 266,667 shares of Series A Preferred for an aggregate purchase price of $4,000,000. Additionally, pursuant to the Second Purchase Agreement, if Holdings contributes up to $6,000,000 in cash to the Company to repay the Term Loan (discussed in Note
     9) in connection with certain guaranty agreements, with the lending institution, executed by Holdings, Willis Stein & Partners, L.P. (the managing member of Holdings) ("Willis Stein") and certain affiliates of Willis Stein, Holdings will receive up to an additional 400,000 shares of Series A Preferred at $15.00 per share. The maximum amount of the guarantee is $6,000,000. However, if guaranty agreements are extinguished with Holdings paying less than $6,000,000, then the amount of Series A Preferred the Company may, at its option, sell to Holdings increases up to an additional $6,000,000.

     On October 8, 1999, the Company issued to Holdings 33,333 shares of Series A Preferred, for $15.00 per share or an aggregate purchase price of approximately $500,000, less expenses of $8,275, pursuant to the Second Purchase Agreement. These Series A Preferred shares are convertible into 111,111 shares of common stock.

     The Company and Holdings entered into an Amended and Restated Purchase Agreement between the Company and Holdings ("Amended Second Purchase Agreement"), dated October 18,1999. As a result of the October 18, 1999 amendments, the Company's option to sell to Holdings, subject to various conditions, additional shares of Series A Preferred was increased from $4,000,000 to $12,000,000. This amendment was necessary to provide the Company the ability to obtain additional capital, which is required to access funds under the CTN Loan discussed in Note (9).

     Pursuant to the Amended Second Purchase Agreement, on October 18, 1999 and November 18, 1999, Holdings purchased an additional 153,334 shares and 480,000 shares of Series A Preferred, respectively, for $15.00 per share or an aggregate purchase price of approximately $2,300,000 less $37,000 of expenses and $7,200,000 less $116,500 of expenses. The purpose of Holdings' purchase of these shares, including those purchased on October 8, 1999, was to enable the Company to raise $10,000,000 in gross proceeds for the Company's working capital needs and capital expenditures and to enable the Company to make an investment in another entity strategic to its business. In connection with this $10,000,000 equity investment by Holdings, the Company was able to borrow $2,800,000 under the CTN loan (discussed in Note
     9). These Series A Preferred shares are convertible into 2,111,111 shares of common stock.

     Effective October 18, 1999, the Board of Directors and a majority of the shareholders effectuated the modification and reclassification of the Convertible Preferred into shares of Series A Preferred. This modification and reclassification resulted in the cancellation of the Convertible Preferred shares and the issuance of Series A Preferred Shares to the holders of the Convertible Preferred. This redemption of the Convertible Preferred shares resulted in the elimination of the variable conversion price feature outlined in the Initial Purchase

CTN MEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     Agreement and fixed the conversion price at $4.50 per share, although this is still subject to anti-dilution rights. The number of common shares in which the Series A Preferred is convertible, increased to 1,033,327 from 678,432 as a result of the change in the conversion price. The carrying value of the Convertible Preferred was $4,783,219 and the fair value of the Series A Preferred, for which the Convertible Preferred was exchanged, was $6,135,379 on the October 18, 1999 redemption date. Additionally, in connection with the modification and reclassification, the Company and Holdings entered into a Cancellation Agreement, effective August 31, 1999, whereby the Company cancelled, for no additional consideration, the Class D Warrant. The reclassification and warrant cancellation was undertaken in order to have only one type of preferred stock outstanding, and to eliminate the reset provision of the Convertible Preferred.

     The Company accounted for this redemption as of October 18, 1999 by removing the Convertible Preferred and Class D Warrant at their respective carrying values after consideration of accretion of the Convertible Preferred through the redemption date. The Beneficial Conversion Feature, as defined below, associated with the Initial Purchase Agreement was also removed from the equity accounts. The Series A Preferred was initially recorded at fair value. A loss on redemption of approximately $527,000 was recognized and is reflected as a charge to stockholders equity for the period ended December 31, 1999. This amount is included in dividends, accretion and redemption loss on mandatorily redeemable preferred stock in determining net loss available to common stockholders on the Company's Consolidated Statement of Operations.

     At December 31, 1999, under the Amended Second Purchase Agreement, the Company has the right to require Holdings to purchase, subject to various conditions, certain of which are at the discretion of Holdings, up to an additional 133,333 shares of Series A Preferred for an aggregate purchase price of approximately $2,000,000. This right expires on August 31, 2000.

     The equity instruments issued to Holdings in the form of Convertible Preferred and Series A Preferred have been recorded on the Balance Sheet net of the value associated with the favorable conversion terms of each type of security (the "Beneficial Conversion Feature"). The Beneficial Conversion Feature is calculated as the difference between the conversion price of the security and the market price of the Common Stock on the commitment date of a given purchase, as defined. In connection with the Beneficial Conversion Feature of each security, because these securities are immediately convertible, the amounts ascribed to the Beneficial Conversion Feature have been immediately amortized through charges to Stockholders' Equity and included as adjustments to arrive at net loss available to common stockholders on the Consolidated Statement of Operations. Such adjustments to net loss available to common stockholders associated with the Beneficial Conversion Feature aggregated $15,180,454. During the fourth quarter, approximately $7,800,000 was recorded with respect to this charge.

     The Company recorded additional charges through Stockholders' Equity of approximately $36,391,801 to accrete these securities to their highest redemption value as of December 31, 1999. During the fourth quarter, approximately $3,500,000 was recorded with respect to this charge. As of the balance sheet date, the mandatorily redeemable preferred stock has been accreted to its highest redemption value based upon the Company's closing common stock price of $10.00 per share at such date. When the highest redemption amount is a result of applying the value of the underlying common stock redemption

CTN MEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     formula, the accretion charge will directly correspond to changes in the market price of the stock. Accordingly, as the market price of the common stock changes, the redemption value and related accretion amount will change; however, the highest redemption value will never be less than original cost plus accrued dividends.


     At December 31, 1999, the Company has issued 1,976,665 shares of its 2,510,000 shares of authorized Series A Preferred. The Company has 6,588,884 common shares reserved for possible conversions.

     Performance equity plan

     Under the Company's 1990 Performance Equity Plan, the Company has reserved an aggregate of 142,833 shares of its common stock for issuance to its officers and key employees, consultants and independent contractors in the form of long-term performance-based stock and/or other equity interests in the Company. One option is exercisable for one share of the Company's Common Stock. The term of each option is determined by the Board of Directors but shall not exceed ten years from the date on which the option is granted. All options vest over a period determined by the Board of Directors at the time of grant. Through December 31, 1999, 33,760 options under this plan have been exercised. At December 31, 1999, 8 shares of Common Stock were available for future grants.

     Stock incentive plan

     Under the Company's 1996 Stock Incentive Plan (the "Incentive Plan") the Company has reserved as of January 1, 1999 an aggregate of 366,667 shares of its Common Stock for issuance to its officers, key employees and consultants in the form of stock options and/or other forms of equity interests in the Company. Pursuant to an amendment to the Incentive Plan adopted by the Board of Directors on May 13, 1999, an aggregate of 2,000,000 shares are reserved for issuance under the Incentive Plan, subject to shareholder approval. One option is exercisable for one share of the Company's Common Stock. The term of each option is determined by the Board of Directors but shall not exceed ten years from the date on which the option is granted. All options vest over a period determined by the Board of Directors at the time of grant. Through December 31, 1999, 7,667 options under this plan have been exercised. At December 31, 1999, 1,414,842 shares of Common Stock were available for future grants.

     On December 29, 1999, an officer of the Company was terminated. In connection with this termination, the time in which the former officer was able to exercise his vested options, was extended. As a result of this modification in the terms of this option grant, the Company recorded compensation expense of $2,760,000 in accordance with APB 25.

     Outside directors' stock option plan

     Under the Outside Directors' Plan (the "Directors' Plan") the Company has reserved an aggregate of 456,000 shares of its Common Stock for issuance to its non-employee directors. Under the current plan, the Board of Directors has the right to determine the number of options to be granted to eligible directors. No set amount of options is required to be granted to an eligible director. Such option grants contain vesting terms as determined by the Board of Directors for each option grant and as set forth in the applicable stock option agreement. One option is exercisable for one share of the Company's Common Stock. At December 31, 1999, 75,000 shares of common stock were available for future grants.

CTN MEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



       Other stock options

       During fiscal 1999, non-qualified options to purchase 100,000 shares of Common Stock at an exercise price of $2.75 per share, were granted to a former officer of the Company. These options have a term of 5 years and are currently exercisable, however, none have been exercised through December 31, 1999. The Company recorded expense of approximately $240,000 in connection with this grant in accordance with Financial Accounting Standards Board No. 123 "Accounting for Stock-Based Compensation".

       At December 31, 1999, this plan has 370,000 shares issued and outstanding. These options are currently exercisable; however, none have been exercised to date.

       Stock option activity associated with all of the Company's plans discussed above for the year ended December 31, 1999, and December 31, 1998 is summarized below :

                                                  Year ended            Year ended
                                               December 3, 1999     December 31, 1998
                                            ----------------------- -----------------
                                                        Weighted              Weighted
                                                        Average               Average
                                                         Exercise              Exercise
                                                 Options  Price       Options   Price
           Outstanding at beginning of period   543,641  $  2.50     439,519   $  2.67
           Granted                              964,049     4.44     165,096      1.81
           Exercised                             (7,667)    2.19     (33,760)     1.38
           Cancelled                            (62,467)    6.29     (27,214)     2.40
                                             ----------            ---------
           Outstanding at end of period       1,437,556     3.63     543,641      2.50
                                             ----------            ---------
           Exercisable at end of period         963,129  $  3.03     452,857   $  2.55

           Weighted average fair value of
              options granted during the
              period                         $     3.81            $     .95

       Summary information about the Company's stock options outstanding at December 31, 1999 is as follows:

                                                      Weighted
                                         Weighted      Average     Number      Weighted
                        Outstanding at    Average     Remaining  Exerciable at  Average
                          December 31,  Exercisable  Contractual  December 31, Exercise
       Range of Prices       1999          Price        Life         1999       Price
       ---------------    ------------  -----------  -----------  ------------ --------
      $ 1.50 to $ 2.25      489,314          1.99         5.83      447,547      2.02
          2.50 to 3.75      656,381          3.56         7.25      467,121      3.50
         4.06 to 15.00      291,861          6.53         8.22       48,461      7.80
                          ----------    ----------    ---------   ----------   -------
     $ 1.50 to $ 15.00    1,437,556          3.63         6.96      963,129      3.03

       Fair value of stock options

       Had compensation expense for the options discussed above been determined based on the fair value at the grant dates for the options consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based

CTN MEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



     Compensation," the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                             Year ended
                                                             December 31,
                                                   ----------------------------
                                                          1999          1998
As reported
 Net loss                                           $ (17,680,034) $(8,453,903)
 Net loss available to common stockholders            (69,778,789)  (8,453,903)
 Net loss per common share                                  (4.86)        (.89)

Pro forma
 Net loss                                           $ (18,399,476) $(8,642,291)
 Net loss available to common stockholders            (70,058,052)  (8,642,291)
 Net loss per common share                                  (4.88)        (.91)



     The fair values of the options granted were estimated as of the date of grant using the Black-Scholes options-pricing model based on the following weighted average assumptions:

                                                     December 31,  December 31,
                                                     --------------------------
                                                       1999          1998

        Dividend yield                                 None         None
        Expected volatility                           94.65        66.87
        Risk free interest rate                        5.04%        5.29%
        Expected life in years                          1.9            3

     Stock purchase warrants

     As of December 31, 1999, the Company had 1,846,444 warrants outstanding. The warrants outstanding have an exercise price as follows:

        152,100 warrants at $1.60               Expiring in September 2006
        772,732 warrants at $2.75               Expiring in April 2004
        921,612 warrants at $5.40               Expiring in April 2001

     These warrants are convertible on a 1:1 ratio to common shares.

CTN MEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



9.   Debt

     On July 26, 1999, the Company obtained a $12,000,000 revolving credit loan (the "CTN Loan") from a financial institution for working capital purposes. A condition to the CTN Loan was the $4,649,970 investment by Holdings discussed in Note (8). The CTN Loan, as amended, is on a revolving credit basis and requires the Company to obtain equity investments, from Holdings or other investors, on a dollar-for-dollar basis for every dollar borrowed under the CTN Loan up to the $12,000,000 credit limit, excluding the $4,649,970 previously invested by Holdings. The CTN Loan bears interest at either (i) the Base Rate which is equal to the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate, plus 2.00% per annum; or (ii) the Eurodollar Rate, plus 3.50% per annum. A commitment fee of .5% per annum on the unused portion of the facility is required. The CTN Loan is due and payable in full on December 29, 2000 and, as such, all amounts due thereunder have been classified as current at December 31, 1999. There are several financial and operating covenants in the loan agreement, including a prohibition on dividends by the Company until the CTN Loan is paid in full. In addition, it is a default under the CTN Loan if Holdings owns less than 51% of the Company or certain individuals who are affiliates of Holdings are no longer members of the Board of Directors of the Company. The CTN Loan is guaranteed by a negative pledge agreement of outstanding shares of stock of the Company owned by Holdings. Amounts outstanding under the CTN loan at December 31, 1999 are $2,800,000. The Company had $8,300,000 available to borrow under this agreement at year end as a result of the equity purchases by Holdings and approximately $1,100,000 in warrant exercises. At December 31, 1999, the weighted average interest rate on the CTN Loan was 10.6% on the debt outstanding.

     At December 31, 1999, loan costs associated with the CTN Loan of approximately $318,000 net of accumulated amortization of $93,000 are included in the Consolidated Balance Sheets as intangible assets.

     On August 31, 1999, concurrent with the MPM Acquisition, MPM obtained a $15,000,000 Term Loan ("Term Loan") and a $2,000,000 revolving credit line ("Revolver Loan") from a separate financial institution and its affiliates to fund a portion of the MPM purchase price. MPM distributed the proceeds of the Term Loan to the Company to pay the MPM Shareholders in the MPM Acquisition. MPM also borrowed $1,500,000 from the Revolver Loan to pay expenses associated with the MPM Acquisition and certain loan costs. Amounts outstanding under the Term Loan and the Revolver Loan at December 31, 1999 are $15,000,000 and $1,500,000, respectively. At December 31,
     1999, loan costs associated with the Term Loan and the Revolver Loan of approximately $513,000 net of accumulated amortization of $34,000 are included in the consolidated balance sheet as intangible assets and are being amortized in accordance with the effective interest method.

     Both the Term Loan and the Revolver Loan bear interest at either the Alternate Base Rate which is the higher of the Prime Rate or the Federal Funds Rate, as defined, plus 0.5%, or the "Eurodollar Base Rate", as defined, plus the applicable margin, which is variable depending on various financial conditions set forth in the credit agreement. The weighted average interest rate was 9.17% on debt outstanding during 1999. A commitment fee of .5% per annum on the unused portion of the Revolver Loan is required. The Revolver Loan is due and payable on September 30, 2004. The Term Loan is payable quarterly commencing June 30, 2000, and is payable in full on September 30, 2004.

CTN MEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



     The Company's debt agreements contain financial covenants which, among other restrictions, require the maintenance of certain financial ratios and cash flows and restrict asset purchases and dividend payments. Substantially all of the assets of the Company are pledged as collateral for the loans.

     The Company believes that certain requirements under the CTN Loan covenants may not be met during fiscal 2000. If the Company fails to meet a covenant under the CTN Loan, the financial institution has the right to declare the loan due upon demand. The Company and Holdings are in negotiations with financial institutions related to amending the current debt agreement or entering into a new agreement. There can be no assurances that these efforts will be successful. As discussed in Note (12), Holdings has committed to provide funding through fiscal 2000 in the event the Company experiences cash flow deficits from operations or cash flow deficits in connection with debt service requirements.

     In connection with the Term Loan and the Revolver Loan, the Company received a waiver with respect to certain loan covenants. The waiver allows for a 90 day extension for the Company to meet the waived covenants. The Company intends to be in compliance with the covenants by June 30, 2000, as required by the lender.

     In accordance with the terms discussed above, the principal payments required on the CTN Loan, Term Loan and Revolver Loan for each of the five years following December 31, 1999 are as follows: $4,300,000, $2,250,000, $3,000,000, $3,750,000 and 6,000,000.


10.  Commitments and Contingencies

     Employment agreements

     The Company has employment agreements through 2002 with certain officers and employees. The agreements call for minimum base salaries for the years ending December 31, 2000, 2001 and 2002 of approximately, $3,894,000, $2,690,000 and $1,000,000, respectively.

     Leases

     The Company leases certain of its office facilities under operating leases at various dates through 2008. Lease expense was approximately $609,000, and $379,000 for the years ended December 31, 1999 and 1998, respectively. Annual lease payments for the years ending December 31, 2000, 2001, 2002, 2003, 2004 and thereafter will approximate $758,000, $663,000, $563,000,
     $470,000, $466,000 and $775,000, respectively.

     Other commitments and contingencies

     In connection with the Company's acquisition of the rights to and inventory of video jukeboxes in 1991, the Company agreed to pay two former stockholders an aggregate of $100,000, one-half being payable at such time as the Company's net pre-tax income equals at least $500,000 and the balance being payable at such time as the Company has an additional $500,000 in net pre-tax earnings. The Company will provide for these contingent liabilities at the time at which ultimate payment is considered probable.

     The Company is currently utilizing Crawford Communications, Inc. ("Crawford") and Viatech International, Inc. to complete installations of Network equipment in new locations. The Company has also entered into an Origination Services Contract with Crawford. The original

CTN MEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     agreement provides for payments of approximately $1,320,000 over a five year period ending on July 15, 2003. In accordance with the Origination Services Contract, Crawford is responsible for the transmission via satellite of CTN's daily programming, including encoding signals, testing, maintaining CTN's programming library, and obtaining programming from Turner Private Networks, Inc. ("Turner") pursuant to the Company's programming agreement with Turner, as well as other programming from other CTN sources. Crawford is also responsible for the uplink of the programming to a satellite as well as the downlink of the signal from the satellite at each installation site. As of December 31, 1999, the Company has paid approximately $572,000 to Crawford pursuant to the Origination Services Contract.

     On March 21, 1998, the Company entered into a severance agreement with one of its senior executives. The agreement provides for payments of approximately $870,000 over a three year period ending in April 2001. A provision for this obligation was included in the Company's Consolidated Statement of Operations for the fiscal year ended December 31, 1998. As of December 31, 1999, the Company has paid approximately $481,000 of this obligation and owes approximately $390,000 payable over the remainder of the agreement.

     On March 27, 1998, the Company signed an agreement with Turner to provide news and sports programming on CTN through December 31, 2002. This agreement supercedes the prior programming agreement entered into on November 5, 1996. On July 30, 1999, the Company signed an amendment to this agreement to provide CNN Headline News programming on CTN through December 31, 2002. The total license fee is approximately $3,156,250. As of December 31, 1999, the Company has paid approximately $1,030,000 pursuant to this agreement, with approximately $2,125,000 to be paid over the remainder of the agreement.

     In connection with the delivery platform conversion during 1998, the Company entered into a Transponder Use Agreement with Public Broadcasting Service ("PBS") on April 30, 1998. The Company has subleased capacity on a satellite owned and operated by GE American Communications, Inc. ("GE") and leased to PBS by GE. This agreement provides for payments of approximately $3,924,000 over a five year period that terminates on July 31, 2003. The Company has protected status on this satellite, where in the event of a satellite failure or performance problem, the Company's programming will preempt transmissions of other users on this satellite or on another satellite. As of December 31, 1999, the Company has paid approximately $1,112,000 pursuant to this agreement with approximately $2,812,000 to be paid over the remainder of the term.

     On February 19, 1999, the Company entered into a severance agreement with one of its senior executives and former member of the Board of Directors. The agreement provides for payments of approximately $476,000 over a 26 month period through April 2001. In conjunction with the severance agreement, the Company also granted the officer an option to purchase 100,000 shares of the Company's Common Stock at an exercise price of $2.75 per share. The options vested immediately and expire five years from the date of the severance agreement. In connection with the severance agreement, the Company recorded charges of $436,300, representing the present value of the cash severance payments and $240,000, representing the fair value of the stock options. As of December 31, 1999, the Company has paid approximately $183,000 under this agreement.

     On July 13, 1999, the Company entered into an agreement with Contemporary Marketing Incorporated ("CMI") for the management of a sixteen week promotional concert tour. The

CTN MEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     concert tour will run from the Fall of 1999 through the Spring of 2000 on 25 college campuses nationwide. CTN will pay CMI's program and administrative costs of approximately $1,200,000 over that 16 week period.

     On December 29, 1999, the Company entered into a severance agreement with a senior executive. The agreement provides for a single payment of $314,443 that was disbursed on January 31, 2000. A provision for this obligation is included in the Company's consolidated statement of operations for the year ended December 31, 1999.


11.  Income Taxes

     At December 31, 1999, the Company has net operating loss carryforwards of approximately $39,000,000 expiring through the year 2018. Due to an ownership change in April 1997, utilization of approximately $12,100,000 of the net operating loss carryforwards is limited to approximately $1,200,000 per year.

     The provision for income taxes differs from the amount computed by applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax loss from continuing operations as a result of the following items:

                                                                      Year ended
                                                                      December 31,
                                                                  1999           1998

 Federal tax provision on loss before income
  taxes and cumulative effect of change in
  accounting principals                                        $(6,011,212)   $(2,921,942)

 Nondeductible expenses                                            391,502         44,942

 Change in valuation allowance                                   5,619,710      2,877,000
                                                             -------------    -----------
 Provision for income taxes                                   $          -    $         -
                                                             =============    ===========

     The components of the deferred income tax assets arising under SFAS No. 109 are as follows:

                                                                      December 31,
                                                                  1999           1998

  Deferred tax assets
    Net operating loss carryforwards                          $ 13,317,428   $ 8,208,000

    Expenses not currently deductible                              892,282       382,000

    Less valuation allowance                                   (14,209,710)   (8,590,000)
                                                              ------------   -----------
        Balance                                               $          -   $         -
                                                              =============  ===========

CTN MEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     The change in the valuation allowance at December 31, 1999, as compared to December 31, 1998 was $5,619,710, which was principally attributable to the increase in the net operating loss carryforward for the year.

12.  Related Party Transactions

     During 1999, Holdings issued equity instruments of Holdings to certain key employees of the Company as a form of compensation for the services provided by the employees in connection with their employment with the Company. The employees vest in these instruments over service periods of one to three years. These transactions have been accounted for in accordance with APB 25 as a contribution of capital by the majority stockholder with an offsetting charge to compensation expense. The unvested portion is presented as unearned compensation, a contra-equity account. Expense recognized through December 31, 1999 related to the issuance of equity instruments to employees of the Company is approximately $154,000.

     Additionally, during fiscal 1999, Holdings issued equity instruments of Holdings to certain non-employees of the Company in contemplation of services performed for the Company. Expense recognized through December 31, 1999 related to these issuances of approximately $780,000 is included in the Company's Consolidated Statement of Operations.

     Sales commissions of approximately $180,000 and $177,000, were paid to a company owned in part by a member of the Board of Directors of the Company for the year ended December 31, 1999, and the year ended December 31, 1998, respectively.

     During 1999, the Company paid commission advances of approximately $65,000 to an outside board director in connection with prospecting for advertising revenue for, the Network.

     The Company employs two individuals that are related to an officer of the Company. Total compensation paid (including fringe benefits) during 1999 was approximately $111,000. Additionally, a total of 4,000 stock options with an exercise price of $3.75 per share granted to the two related individuals during 1999 pursuant to the Company's Stock Incentive Plan.

     The Company has obtained a commitment from the majority stockholder to fund cash flow deficits, including but not limited to those arising from operating activities and those arising from debt service requirements through fiscal 2000.


13.  Segment Reporting

     In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement establishes new standards for the manner in which companies report operating segment information as well as disclosures about products and services and major customers. In connection with the acquisition of MPM, management has re-evaluated the manner in which the business is operated and reported. The Company currently has two reportable segments as defined under SFAS No. 131: (i) CTN and (ii) MPM. Segment information reported in 1998 has been restated to conform to the current presentation. See

CTN MEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



     Note (1) for a description of the products and services provided by each segment. The Company evaluates each segment's performance based on income or loss before income taxes. Information regarding the operations of these reportable segments are as follows:

                                                        For the year ended
                                                            December 31,
                                                         1999           1998
     Revenues
       CTN                                         $  11,679,029   $  8,509,878
       MPM                                            19,913,472              -
                                                   -------------   ------------
       Total                                       $  31,592,501   $  8,509,878
                                                   =============   ============

     Profit (loss) before income and cumulative
       effect of change in accounting principles
       CTN                                         $ (17,967,026)  $ (8,593,947)
       MPM                                               286,992              -
                                                   -------------   ------------
       Total                                       $ (17,680,034)  $ (8,593,947)
                                                   =============   ============

     Depreciation and amortization
       CTN                                         $  1,611,578    $  2,203,988
       MPM                                            1,157,836               -
                                                   ------------    ------------
       Total                                       $  2,769,414    $  2,203,988
                                                   ============    ============

     Interest income
       CTN                                         $    173,339    $    412,392
       MPM                                               47,011               -
                                                   ------------    ------------
       Total                                       $    220,350    $    412,392
                                                   ============    ============

     Interest expense
       CTN                                         $    236,451    $     19,006
       MPM                                              521,125               -
                                                   ------------    ------------
        Total                                      $    757,576    $     19,006
                                                   ============    ============


                                                           December 31,
                                                       1999             1998
     Total assets
       CTN                                         $ 23,931,475    $ 16,451,049
       MPM                                           45,520,487               -
                                                   ------------    ------------
       Total                                       $ 69,451,962    $ 16,451,049
                                                   ============    ============

CTN MEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



Substantially all of the property and equipment owned by the Company is used in the operations of the Network.


14.  Supplemental Cash Flow Information

     On January 12, 1998, the Company completed the purchase of Link as follows:

     Fair value of assets acquired
     Add:  Cash received                               $    486,635
     Liabilities assumed                                    109,209
                                                       ------------
        Total                                          $    595,844
                                                       ============

     On July 1, 1998, the Company completed the purchase of Sadler & Streib as follows:

     Fair value of assets acquired
     Add:  Cash received                               $    396,310
     Liabilities assumed                                   (289,298)
                                                       ------------
        Total                                          $    107,012
                                                       ============

     On September 1, 1999, the Company completed the purchase of MPM as follows:

     Fair value of assets acquired
     Add:  Cash received                               $ 39,696,151
     Liabilities assumed                                (30,399,549)
                                                       ------------
        Total                                          $  9,296,602
                                                       ============

     Interest paid

     The Company paid interest of $635,691 and $19,006 in 1999 and 1998, respectively.

     Income taxes paid

     The Company paid income taxes of approximately $15,000 and $1,500 in 1999 and 1998, respectively.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CTN MEDIA GROUP, INC.
                           (Registrant)

                           By:  /s/ Jason Elkin
                              ------------------
                              Jason Elkin
                              Chairman of the Board and Chief Executive Officer

Date:  March 30, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                              Title                           Date
                ---------                              -----                           ----

/s/ Jason Elkin                            Chairman of the Board, Chief           March 30, 2000
-----------------------------------------  Executive Officer and Director
Jason Elkin                                (Principal Executive Officer)


/s/ Patrick G. Doran                       Chief Financial Officer, Treasurer     March 30, 2000
-----------------------------------------  and Secretary  (Principal Financial
Patrick G. Doran                           and Accounting Officer)


/s/ Martin Grant                           President, Chief Operating Officer     March 30, 2000
-----------------------------------------  and Director
Martin Grant

/s/ Daniel M. Gill                         Director                               March 30, 2000
-----------------------------------------
Daniel M. Gill

/s/ Beth F. Johnston                       Director                               March 30, 2000
-----------------------------------------
Beth F. Johnston

/s/ Geoffrey Kanter                        Director                               March 30, 2000
-----------------------------------------
Geoffrey Kanter

/s/ C. Thomas McMillen                     Director                               March 30, 2000
-----------------------------------------
C. Thomas McMillen

/s/ Stephen Roberts                        Director                               March 30, 2000
-----------------------------------------
Stephen Roberts

/s/ Hollis W. Rademacher                   Director                               March 30, 2000
-----------------------------------------
Hollis W. Rademacher

/s/ Avy H. Stein                           Director                               March 30, 2000
-----------------------------------------
Avy H. Stein

/s/ James Wood                             Director                               March 30, 2000
-----------------------------------------
James Wood

/s/ Sergio Zyman                           Director                               March 30, 2000
-----------------------------------------
Sergio Zyman


                                             EXHIBIT INDEX


  3.1  Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 (File No. 333-58479) filed on July 2, 1998).

  3.2  Certificate of Designation, Powers, References and Rights of the Preferred Stock of College Television
       Network, Inc. (incorporated by reference to Exhibit 4.3 to Form 8-K filed August 3, 1999).

  3.3  Second Certificate of Designation, Powers, References and Rights of the Series A Convertible Preferred
       Stock of College Television Network, Inc. (incorporated by reference to Exhibit 5.3 to Form 8-K filed
       September 15, 1999).

  3.4  Plan of Reclassification, dated August 31, 1999 (incorporated by reference to Exhibit I to the Schedule
       14C Information Statement filed by the Company on September 22, 1999).

  3.5  Amended Second Certificate of Designation, Powers, References and Rights of the Series A Convertible
       Preferred Stock of CTN Media Group, Inc. (incorporated by reference to Exhibit A to the Registrant's
       Schedule 14C Information Statement filed on February 1, 2000).

  3.6  Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3 (File No. 333-58479) filed on July 2, 1998).

  3.7  Amendment to the Bylaws of the Registrant (incorporated by reference to Exhibit A to the Registrant's
       Schedule 14C Information Statement filed on February 1, 2000).

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

  4.7  Form of Class C Warrant No. C-2, issued to U-C Holdings, L.L.C. pursuant to the Standby Stock Purchase
       Agreement dated July 2, 1998 (incorporated by reference to Exhibit 4.15 to the Company's Registration
       Statement on Form S-3 (File No. 333-58479) filed July 2, 1998).

 10.1  Registrant's 1990 Performance Equity Plan (incorporated by reference to Exhibit 10.4 to the Company's
       Registration Statement on Form S-1 (File No. 33-449035) declared effective on June 10, 1992).

 10.2  First Amendment to 1990 Performance Equity Plan (incorporated by reference to Exhibit 10.2 to the
       Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (File No. 000-19997)
       filed on May 15, 1998).

 10.3  Registrant's 1996 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's
       Definitive Proxy Statement on Form 14A with respect to its 1996 Annual Meeting of Stockholders filed on
       July 1, 1996).

 10.4  First Amendment to 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the
       Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (File No. 000-19997)
       filed on May 15, 1998).

 10.5  Second Amendment to 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the
       Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 (File No. 000-19997)
       filed on August 14, 1998).

 10.6  Third Amendment to 1996 Stock Incentive Plan.

 10.7  Registrant's Outside Directors' 1996 Stock Option Plan (incorporated by reference to Exhibit B to the
       Company's Definitive Proxy Statement on Form 14A with respect to its 1996 Annual Meeting of
       Stockholders filed on July 1, 1996).

 10.8  First Amendment to Outside Directors' 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (File No.
       000-19997) filed on May 15, 1998).

 10.9  Second Amendment to Outside Directors' 1996 Stock Option Plan (incorporated by reference to Exhibit
       10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 (File No.
       000-19997) filed on August 14, 1998).

10.10  Third Amendment to Outside Directors' 1996 Stock Option Plan.

10.11  Registration Rights Agreement, dated as of April 25, 1997, between the Registrant and U-C Holdings,
       L.L.C. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for
       the year ended October 31, 1997 (File No. 000-19997) filed on January 1, 1998).

10.12  Purchase Agreement, dated as of April 25, 1997, between the Registrant and U-C Holdings, L.L.C.
       (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997 (File No. 000-19997) filed on January 1, 1998).

10.13  Lease, dated June 13, 1997, between the Atlanta Board of Realtors Educational Foundation, Inc. and the
       Registrant, and Lease Addendum thereto, dated October 31, 1997 (incorporated by reference to Exhibit
       10.15 to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997 (File No.
       000-19997) filed on January 1, 1998).

10.14  Standard Form of Office Lease by and between 32 East 57th Street, LLC and Registrant (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June
       30, 1998 (File No. 000-19997) filed on August 14, 1998).

10.15  Programming and Services Agreement, dated effective as of January 1, 1998, between Registrant and
       Turner Private Networks, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly
       Report on Form 10-QSB for the quarter ended March 31, 1998 (File No. 000-19997) filed on May 15, 1998).


10.16  First Amendment of Programming and Services Agreement, effective as of July 30, 1999, between
       Registrant and Turner Private Networks, Inc.

10.17  Installation Agreement (Phase I,) dated March 13, 1998, between the Registrant and Crawford
       Communications, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on
       Form 10-QSB for the quarter ended March 31, 1998 (File No. 000-19997) filed on May 15, 1998).

10.18  Transponder Use Agreement between Registrant and Public Broadcasting Service dated April 30, 1998
       (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the
       quarter ended June 30, 1998 (File No. 000-19997) filed on August 14, 1998).

10.19  Agreement between Crawford Communications Inc. and Registrant dated July 15, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended
       September 30, 1998 (File No. 000-19997) filed on November 13, 1998).

10.20  Interactive Services Agreement, dated as of September 27, 1999, between the Company and THINK New
       Ideas, Inc. (incorporated by reference to Exhibit 10.5 to Form 10-QSB filed November 15, 1999).

10.21  Agreement, dated as of September 22, 1999, between the Company and Contemporary Marketing Inc.
       (incorporated by reference to Exhibit 10.6 to Form 10-QSB filed November 15, 1999).

10.22  Stock Purchase Agreement, dated July 16, 1999, among the Company, Armed Forces Communications, Inc.,
       Kevin West and Colleen Gordon (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 15,
       1999).

10.23  Credit Agreement dated as of July 26, 1999 among the Company and LaSalle Bank National Association
       (incorporated by reference to Exhibit 10.2 to Form 10-QSB filed August 16, 1999).

10.24  Purchase Agreement, dated as of July 23, 1999, between the Company and U-C Holdings, L.L.C.
       (incorporated by reference to Exhibit 4.1 to Form 8-K filed August 3, 1999).

10.25  Purchase Agreement, dated August 31, 1999, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 5.1 to Form 8-K filed September 15, 1999).

10.26  Cancellation Agreement, dated August 31, 1999, between the Company and U-C Holdings, L.L.C.
       (incorporated by reference to Exhibit 5.2 to Form 8-K filed September 15, 1999).

10.27  Amended and Restated Purchase Agreement, dated as of October 18, 1999, between the Company and U-C
       Holdings, L.L.C. (incorporated by reference to Exhibit 5.1 to Form 8-K filed October 27, 1999).

10.28  Employment Agreement, dated as of April 29, 1997, between the Registrant and Jason Elkin (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended October
       31, 1997 (File No. 000-19997) filed on January 1, 1998).

10.29  First Amendment to Employment Agreement, dated May 1, 1999, Between the Company and Jason Elkin.

10.30  Employment Agreement, dated as of April 25, 1997, between the Registrant and Peter Kauff (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended October
       31, 1997 (File No. 000-19997) filed on January 1, 1998).

10.31  Employment Agreement, dated as of September 10, 1997, between the Registrant and Patrick G. Doran
       (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997 (File No. 000-19997) filed on January 1, 1998).

10.32  First Amendment to Employment Agreement, dated November 1, 1999, between the Registrant and Patrick G.
       Doran.

10.33  Employment and Equity Purchase Agreement, dated as of January 1, 1998, among the Registrant and Thomas
       Gatti (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the
       fiscal year ended December 31, 1998 (File No. 000-19997) filed on March 31, 1999).

10.34  Payment Agreement and General Release, dated February 19, 1999, among the Registrant, Joseph D. Gersh and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on
       Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 000-19997) filed on March 31, 1999).

10.35  Consulting Agreement, dated as of March 1, 1999, between Registrant and C. Thomas McMillen
       (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 000-19997) filed on March 31, 1999).

10.36  Consulting and Equity Purchase Agreement, dated as of March 26, 1999, among Registrant, U-C Holdings,
       L.L.C. and Sergio Zyman (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on
       Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 000-19997) filed on March 31, 1999).

10.37  Employment Agreement dated May 24, 1999 between the Company, U-C Holdings, L.L.C. and Martin Grant
       (incorporated by reference to Exhibit 10.1 to Form 10-QSB for the period ended June 30, 1999 filed
       August 16, 1999).

10.38  First Amendment to Employment Agreement, dated October 20, 1999, between the Registrant and Martin
       Grant.

10.39  Employment Agreement, dated as of July 16, 1999, between the Company and Geoffrey Kanter (incorporated by reference to Exhibit 10.8 to Form 10-QSB for the period ended September 30, 1999 filed November 15,
       1999).

10.40  General Release and Payment Agreement, dated as of January 21, 2000, between the Company and Peter
       Kauff.

 23.1  Consent of PricewaterhouseCoopers LLP.

 27.1  Financial Data Schedule (for SEC use only).

 99.1  Safe Harbor Compliance Statement for Forward-Looking Statements.