Form 10QSB/A
period 1999-09-30
CTN MEDIA GROUP INC
filed 2000-03-31
CIK 876013

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB/A

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
                         if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  X  Yes     No
                                                          ---     ---

Number of shares of common stock outstanding as of November 9, 1999:  14,411,755

Transitional Small Business Disclosure Format (check one):  Yes     No   X
                                                                ---     ---

This quarterly report on Form 10-QSB/A is being filed as a result of the restatement of our consolidated financial statements for the three and nine months ended September 30, 1999. To the extent this amended filing is inconsistent with our original quarterly report on Form 10-QSB for the three and nine months ended September 30, 1999, the original filing is hereby superseded and amended. To the extent the original filing is unaffected by the restatement, the original filing has not been updated or corrected to reflect events occurring subsequent to the date of the original filing.

ITEM 1. Financial Statements


                             CTN MEDIA GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                              September 30, 1999
                                  (Unaudited)

                            ASSETS
Current assets:
   Cash and cash equivalents                                       -
   Accounts receivable, net of allowance of $497,586      15,094,372
   Prepaid expenses                                          523,180
   Other current assets                                      133,469
                                                        ------------
          Total current assets                            15,751,021

Property and equipment, net                               10,506,336
Other assets                                                 193,482
Intangible assets, net                                    30,685,494
                                                        ------------
          Total assets                                  $ 57,136,333
                                                        ============
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $ 12,024,498
   Accrued expenses                                        1,602,263
   Deferred revenue                                        1,097,275
   Current portion of notes payable                        1,000,000
                                                        ------------
          Total current liabilities                     $ 15,724,036
Long-term debt:
   Accrued severance, net of current portion                 281,201
   Line of credit                                          1,500,000
   Notes payable, less current portion                    14,000,000
                                                        ------------
          Total liabilities                             $ 31,505,237
                                                        ------------
Mandatorily redeemable preferred stock                    24,902,593
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

                             CTN MEDIA GROUP, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                         Three Months Ended          Nine Months Ended
                                                                            September 30                September 30
                                                                         1999          1998          1999          1998
                                                                     -------------------------   --------------------------
Revenue                                                              $ 8,831,381   $ 2,175,447    $13,871,234   $ 5,850,415
                                                                     -----------   -----------    -----------   -----------
Expenses
         Operating                                                     6,151,742     1,339,164      9,935,767     2,971,263
         Selling, general and administrative                           4,701,722     2,450,322     11,861,056     7,758,844
         Depreciation and amortization                                   638,183       736,506      1,305,576     1,743,768
                Total Expenses                                       -----------   -----------    -----------   -----------
                                                                      11,491,647     4,525,992     23,102,399    12,473,875
                                                                     -----------   -----------    -----------   -----------
         Interest Income (expense),net                                  (172,209)       38,784       (112,846)      295,822
                                                                     -----------   -----------    -----------   -----------
         Loss before income taxes and cumulative effect of change
             in accounting principle                                  (2,832,475)   (2,311,761)    (9,344,011)   (6,327,638)

         Cumulative effect of change in accounting principle                   -             -              -       140,044
                                                                    ------------   -----------   ------------  ------------
         Net loss                                                   $ (2,832,475)  $(2,311,761)  $ (9,344,011)  $(6,187,594)
                                                                    ============   ===========   ============   ===========
         Amortization of beneficial conversion feature on
           mandatorily redeemable preferred stock                     (7,351,991)                  (7,351,991)

         Dividends and accretion on mandatorily redeemable
           preferred stock                                            (6,448,443)            -     (6,448,443)            -
                                                                    ------------   -----------   ------------  ------------
         Net Loss available to common stockholders                   (16,632,909)   (2,311,761)   (23,144,445)   (6,187,594)
                                                                    ============   ===========   ============   ===========

         Basic and diluted loss per common share

         Loss before cumulative effect of change in accounting
           principle                                                 $     (1.15)  $      (.28)  $      (1.61)  $      (.79)
         Cumulative effect of change in accounting principle                   -                            -           .02
                                                                     -----------   -----------   -----------   -----------
         Net Loss                                                    $     (1.15)  $      (.28)  $      (1.61)  $      (.77)
                                                                     ===========   ===========   ============   ===========

         Weighted average number of common shares
         outstanding  (basic and diluted)                             14,410,360     8,127,532     14,342,052     8,052,613
                                                                     ===========   ===========   ============   ===========


   The accompanying notes are an integral part of the financial statements.

                             CTN MEDIA GROUP, INC.
                                 CONSOLIDATED
                            STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                               Nine Months Ended
                                                                                  September 30
                                                                               1999           1998
                                                                    --------------------------------------
Cash flows from operating activities:
   Net loss                                                                $ (9,344,011)  $(6,187,594)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
       Depreciation and amortization                                          1,305,216     1,743,768
       Other non-cash amortization                                               37,625             -
       Bad debt expense                                                         149,006             -
       Compensation from stock options                                          928,165             -
       Cumulative effect of change in accounting principle                            -      (140,044)
       Fixed asset impairment loss                                                    -       122,207

   Changes in operating assets and liabilities, net of acquisition:
       Accounts receivable                                                   (4,302,252)     (687,525)
       Prepaid expenses                                                          61,535      (237,267)
       Other assets                                                              59,030      (267,604)
       Accounts payable                                                       3,169,752       101,899
       Accrued expenses                                                         400,291       795,041
       Deferred revenue                                                         481,463      (236,252)
                                                                            -----------   -----------
              Net cash used in operating activities                          (7,054,180)   (4,993,371)
                                                                            -----------   -----------
Cash flows from investing activities:
      Purchases of property and equipment                                    (3,839,808)   (4,368,619)
      Cash (paid for) acquired from acquisitions, net of cash received      (30,436,680)      123,090
                                                                            -----------   -----------
             Net cash used in investing activities                          (34,276,488)   (4,491,709)
                                                                            -----------   -----------

Cash flows from financing activities:
      Payments on notes payable and capital leases                                    -      (160,674)
      Redemption of preferred stock                                                   -        (5,809)
      Net proceeds from issuance of common stock                                      -       610,207
      Proceeds from exercise of warrants and stock options                      370,912             -
      Net proceeds from borrowings                                           15,684,699             -
      Net proceeds from issuance of mandatorily redeemable preferred
          stock                                                              18,863,634             -
                                                                           ------------   -----------
            Net cash provided by (used in) financing activities              34,919,245       443,724
                                                                           ------------   -----------
Net decrease in cash and cash equivalents                                    (6,411,423)   (9,041,356)
Cash and cash equivalents, beginning of period                                6,411,423    11,438,289
                                                                           ------------   -----------
Cash and cash equivalents, end of period                                              -   $ 2,396,933


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


NOTE (A) - The Company
----------------------

     CTN Media Group, Inc., formally known as the College Television Network, Inc. (the "Company"), owns and operates the College Television Network ("CTN"), "Link Magazine", Sadler & Streib, and Armed Forces Communications, Inc., doing business as Market Place Media, a wholly owned subsidiary ("MPM"). CTN is a proprietary commercial television network operating on college and university campuses, through single channel television systems placed free of charge primarily in campus dining facilities and student unions. CTN generates revenue from advertising displayed on the network. At September 30, 1999 and 1998, CTN was installed or contracted for installation at approximately 1,387 and 553 locations, respectively, at various colleges and universities throughout the
United States.   The Company believes CTN currently reaches a viewership of approximately 1,500,000 daily impressions. Link Magazine is a publication having a circulation in excess of one million students. Link Magazine is distributed free of charge to more than 650 campuses nationwide. Sadler & Streib is an Atlanta-based advertising agency primarily involved in placing media buys and providing creative services for its clients. Link Magazine and Sadler & Streib are included within the CTN operating segment.

     During the current quarter, as discussed in Note (B), the Company purchased MPM, a leading media placement company in the military, college, minority, and senior markets. MPM provides one-stop shopping to both advertisers and advertising agencies by providing media placement through print, broadcast, promotional events and the Internet.

     Certain of the Company's revenues are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company has generated a significant portion of its revenue during the period from September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.


NOTE (B) Acquisition
--------------------

     On August 31, 1999, the Company acquired all of the issued and outstanding capital stock of MPM, (the "MPM Acquisition"). MPM has its primary place of business in Santa Barbara, California. The Company paid $30,000,000, to the shareholders of MPM ("MPM Shareholders"), subject to certain adjustments to be made, if any, as defined in the stock purchase Agreement for the transaction.

     On the closing date of the MPM Acquisition, MPM borrowed $15,000,000 from a financial institution (the "Term Loan") pursuant to a Credit Agreement dated August 31, 1999, as discussed in Note (D). In addition, as discussed in Note
(C), on August 31, 1999, the Company received a $15,000,000 investment from U-C Holdings, L.L.C ("Holdings"), the Company's majority shareholder. The Company used the proceeds from the Term Loan and the investment by Holdings to pay the purchase price to the MPM Shareholders. Of the $30,000,000 purchase price, $2,500,000 is being held in escrow until a determination can be made by the Company regarding adjustments to the purchase price, if any, and for satisfaction of any post-closing claims against the MPM Shareholders.

     The MPM Acquisition was accounted for under the purchase method of accounting. The results of operations of MPM are included in the Company's Consolidated Statement of Operations subsequent to the acquisition date which was August 31, 1999. Intangible assets, consisting primarily of customer relationships, tradenames/trademarks and goodwill of approximately $29 million have been recorded in connection with the Company's preliminary purchase price allocation and are being amortized on a straight line basis over 7 to 15 years.

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

                                                         Nine Months ended             Year Ended
                                                         September 30, 1999         December 31, 1998
                                                         ------------------         -----------------
Revenue                                                    $ 35,537,406               $ 38,259,659
Net loss from operations                                    (10,541,251)               (10,858,484)
Net loss available to common stockholders                   (10,541,251)               (10,718,440)
Basic and diluted net loss per common share                        (.74)                     (1.12)

     Basic and diluted net loss per common share calculated above do not include the effect of accretion or amortization of the beneficial conversion feature associated with mandatorily redeemable preferred stock as such amount is not calculable as of December 31, 1998. If accretion and beneficial conversion feature amortization had been included at September 30, 1999 based upon amounts actually recorded during the current period, the basic and diluted earnings per share would have been $(1.70).


NOTE (C) Mandatorily Redeemable Preferred Stock
-----------------------------------------------

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

     The new equity issued to Holdings in the form of Convertible Preferred and Series A Preferred has been recorded on the Balance Sheet of the Company net of the value associated with the favorable conversion terms of each type of security (the "Beneficial Conversion Feature"). The Beneficial Conversion Feature is calculated as the difference between the conversion price of the security and the market price of the Common Stock on the respective dates of issuance. In connection with the Beneficial Conversion Feature associated with each security, because these securities are immediately convertible, the amounts ascribed to the Beneficial Conversion Feature have been immediately amortized through charges to Stockholders' Equity and included as adjustments to arrive at net loss available to common stockholders on the consolidated statement of operations. The amortization of the Beneficial Conversion Feature associated with the Convertible Preferred and the Series A Preferred was approximately $270,000 and $7,080,000, respectively.

     The Company recorded an additional charge against Stockholders' Equity of approximately $6,448,443 to accrete these securities to their highest redemption value as of September 30, 1999. This is the full amount the preferred stock would be redeemable for as of September 30, 1999, based upon the Company's closing stock price as of such date. Since the redemption value is the greater of the original cost plus accrued dividends or the market value of the underlying common stock at the time of redemption, as the Company's stock price changes, the redemption value and this accretion will change; however, the redemption value will never be less than original cost plus accrued dividends. Although the

Company is accreting the full redemption value, the preferred stock is not redeemable until July 23, 2006.

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


NOTE (D) - Debt

  On July 26, 1999, the Company obtained a $12,000,000 revolving credit loan (the "CTN Loan") from a financial institution for working capital purposes. A condition to the CTN Loan was the $4,649,970 investment by Holdings discussed in Note (C). The CTN Loan, as amended, is on a revolving credit basis and requires the Company to obtain equity investments, from Holdings or other investors, on a dollar-for-dollar basis for every dollar borrowed under the CTN Loan up to the $12,000,000 credit limit, excluding the $4,659,976 previously invested by Holdings. The CTN Loan bears interest at either (i) the Base Rate which is equal to the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate, plus 2.00% per annum; or (ii) the Eurodollar Rate, plus 3.50% per annum. The CTN Loan is due and payable in full on December 29, 2000. There are several financial and operating covenants in the loan agreement, including a prohibition on dividends by the Company until the CTN Loan is paid in full. In addition, it is a default under the CTN Loan if Holdings owns less than 51% of the Company or certain members of Holdings are no longer members of the Board of Directors of the Company. The CTN Loan is guaranteed by a negative pledge agreement with outstanding shares of stock of the Company owned by Holdings.

     On August 31, 1999, MPM obtained a $15,000,000 Term Loan ("Term Loan") and a $2,000,000 revolving credit line ("Revolver Loan") from a separate financial institution and its affiliates for the purchase of MPM by the Company. The Term Loan was distributed in full by MPM to the Company to pay the MPM Shareholders in the MPM Acquisition. MPM also borrowed $1,000,000 from the Revolver Loan to pay expenses associated with the MPM Acquisition and certain loan costs.

     Both the Term Loan and the Revolver Loan bear interest at either the Alternate Base Rate which is the higher of the Prime Rate or the Federal Funds Rate plus 0.5%, or the Eurodollar Base rate, which is the rate for a Eurodollar Loan plus the applicable margin, which is variable depending on various financial conditions set forth in the Credit Agreement. The Revolver Loan is due and payable on September 30, 2004. Payments under the Term Loan are payable quarterly commencing June 30, 2000, and is payable in full on September 30, 2004.

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

NOTE (E) - Property and Equipment

Property and equipment consists of the following:

                                         September 30, 1999       Estimated useful lives
                                         ------------------       ----------------------
Entertainment systems completed               9,513,802                      5 years
Entertainment systems in progress               134,877                          N/A
Machinery and equipment                       1,689,751                   5 -7 years
Software                                        745,958                      5 years
Furniture and Fixtures                          829,012                      7 years
Leasehold improvements                          289,064                   7-11 years
                                           ------------                 ------------
                                            $13,202,464
Less:  Accumulated depreciation              (2,696,128)
                                           ------------
Total                                       $10,506,336
                                           ============

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


NOTE (F) - Commitments and Contingencies
----------------------------------------

     The Company is currently utilizing Crawford Communications, Inc. ("Crawford") and Viatech International, Inc. to complete installations in new locations. The Company has also entered into an Origination Services Contract with Crawford. Both agreements provide for payments of approximately $3,960,000 over a five year period ending on July 15, 2003. In accordance with the Origination Services Contract, Crawford is responsible for the transmission via satellite of CTN's daily programming, including encoding signals, testing, maintaining CTN's programming library, and obtaining programming from Turner Private Networks, Inc. ("Turner") pursuant to the Company's programming agreement with Turner, as well as other programming from other CTN sources. Crawford is also responsible for the uplink of the programming to a satellite as well as the downlink of the signal from the satellite at each installation site. The Origination Services Contract has a five-year term. As of September 30, 1999, the Company has paid approximately $957,000 to Crawford pursuant to the Origination Services Contract.

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

     On July 13, 1999, the Company entered into an agreement with Contemporary Marketing Incorporated ("CMI") for the management of a sixteen week promotional concert tour. The concert tour will run from the Fall of 1999 through the Spring of 2000 on 25 college campuses nationwide. CTN has committed to pay CMI's program costs of approximately $1,200,000 over that 16 week period.


NOTE (G) Comprehensive Income
-----------------------------

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


NOTE (H) Segment Reporting
--------------------------

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



                             Nine Months Ended       Nine Months Ended           Three Months Ended         Three Months Ended
                             September 30, 1999      September 30, 1998          September 30, 1999         September 30, 1998
                             ------------------      -----------------           ------------------         ------------------
Revenues
  CTN                            $ 8,076,058             $ 5,850,415                 $ 3,036,205                $ 2,175,447
  MPM                              5,795,176                       -                   5,795,176                          -
                                ------------            ------------                ------------               ------------
  Total                          $13,871,234             $ 5,850,415                 $ 8,831,381                $ 2,175,447
                                ------------            ------------                ------------               ------------

                                              10

Loss before income taxes
 and cumulative
 effect of change in
 accounting principle

  CTN                             (9,908,127)             (6,327,638)                 (3,396,591)                (2,311,761)
  MPM                                564,116                       -                     564,116                          -
                                 -----------             -----------                 -----------                -----------
  Total                          $(9,344,011)            $(6,327,638)                $(2,832,475)               $(2,311,761)
                                 -----------             -----------                 -----------                -----------

                             September 30, 1999      September 30, 1998
Total Assets
  CTN                             27,865,943              10,267,424
  MPM                             29,270,390                       -
                                 -----------             -----------
  Total                          $57,136,333             $10,267,424
                                 -----------             -----------

Substantially all of the property and equipment owned by the Company is used in the operations of CTN.


NOTE (I) Subsequent Events
--------------------------

     On October 8, 1999, the Company issued to Holdings 33,333 shares of Series A Preferred, for $15.00 per share or an aggregate purchase price of approximately $500,000, pursuant to the Second Purchase Agreement. On October 18, 1999, Holdings purchased an additional 153,334 shares of Series A Preferred, for $15.00 per share or an aggregate purchase price of approximately $2,300,000 pursuant to an Amended and Restated Purchase Agreement("Amended Second Purchase Agreement"), between the Company and Holdings. The purpose of Holdings' purchase of these shares was to enable the Company to raise $2,800,000 in gross proceeds for the Company's working capital needs and capital expenditures and to enable the Company to make a possible future investment in another entity strategic to its business. In connection with this $2,800,000 equity investment in the Company by Holdings, the Company was able to borrow $2,800,000 under the CTN Loan on October 21,1999.

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

     The obligation of Holdings to purchase Series A Preferred at subsequent dates is conditioned upon the Company providing certain information to Holdings and Holdings' satisfaction, in its sole discretion, with the Company's ability to meet certain other conditions. In the event the Company cannot satisfy these conditions and Holdings elects not to provide additional funding to the Company, the Company's ability to meet its obligations and continue its expansion will be impaired. However, Willis Stein, has committed to provide sufficient funds to Holdings to enable Holdings to infuse working capital into the Company during 1999 to fund cash flow deficits, if any. Based on this commitment, the Company believes Holdings will provide this additional funding.

     On October 13, 1999, the Company organized a subsidiary called Wetair.com, L.L.C. ("WetAir") which will develop and operate a proprietary internet site for the Company by the name of Wetair.com. As of the formation date, the Company owns 90% of the outstanding stock and Wetair will operate as a subsidiary of the Company. The Company has entered into an Interactive Services Agreement with THINK New Ideas, Inc. ("THINK"). THINK has been contracted to design and manage services relating to the Company website and Wetair.com. The project is estimated to cost approximately $500,000 through the end of 1999.

NOTE (J) Restatement of Third Quarter 1999 Results
--------------------------------------------------

     We have restated our consolidated financial statements for the three and nine months ended September 30, 1999 to revise amounts previously reported as net loss available to Common Stockholders and basic and diluted loss per Common Share.

         Initially, the Company determined that certain amounts (the amount of the Beneficial Conversion Feature) should be used to offset or reduce the accretion of the Convertible Preferred and Series A Preferred to their highest redemption values for purposes of calculating the net loss available to Common Stockholders. Upon further analysis of the accounting rules, the Company has revised the manner in which it originally accounted for the accretion of the Convertible Preferred and Series A Preferred to their highest redemption value. As a result, the Company has fully amortized the value ascribed to the Beneficial Conversion Features of the respective securities in the amount of $7,351,991 and has accreted the mandatorily redeemable securities to their highest redemption value through an accretion charge of $6,448,443 as of September 30, 1999. Due to this revision, net loss available to common stockholders has increased to $16,632,909 from $10,725,233 and basic and diluted loss per common share has increased to $(1.15) from $(.74).

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

Results of Operations

     The following table sets forth certain financial data derived from the Company's statement of operations for the nine months ended September 30, 1999 and September 30, 1998:


                                                                                 Three Months Ended
                                                                 September 30, 1999              September 30, 1998
                                                         ----------------------------------------------------------------
                                                                                % of                            % of
                                                                 $            Revenue            $            Revenue
                                                         ----------------------------------------------------------------
Revenue.............................................           8,831,381        100            2,175,447         100
Operating expenses..................................           6,151,742         72            1,339,164          62
Selling, general and administrative.................           4,701,722         53            2,450,322         113
Depreciation and amortization.......................             638,183          7              736,506          34
Interest income (expense), net......................            (172,209)         2               38,784           2
Loss before cumulative effect of change in
  accounting principle..............................           2,832,475         32            2,311,761         106

                                                                                 Nine Months Ended
                                                                September 30, 1999               September 30, 1998
                                                         ----------------------------------------------------------------
                                                                                % of                            $% of
                                                                   $           Revenue            $            Revenue
                                                         ----------------------------------------------------------------
Revenue...........................................            13,871,234          100         5,850,415           100
Operating expenses................................             9,935,767           73         2,971,263            51
Selling, general and administrative...............            11,861,056           86         7,758,844           133
Depreciation and amortization.....................             1,305,576            9         1,743,768            30
Interest income...................................              (112,846)           1           295,822             5
Loss before cumulative effect of change in
  accounting principle............................             9,344,011           67         6,327,638           108

     Revenue increased to $8,831,381 and $13,871,234 for the three and nine month periods ended September 30, 1999, versus $2,175,447 and $5,850,415 for the comparable periods in the prior year. The primary source for the revenue increase was derived from the acquisition of MPM in August 1999 and Sadler & Streib in July 1998. Furthermore, advertising sales for Link Magazine increased due to the publication of one additional issue and increased advertisers for the period ended September 30, 1999. During the current quarter, Network advertising revenues were flat in comparison with the comparable period in the prior year; however, on a year-to-date basis, CTN revenue has increased approximately 5%.

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

     Operating expenses increased to $6,151,742 and $9,935,767, respectively, for the three and nine-month periods ended September 30, 1999, as compared to $1,339,164 and $2,971,263 for the comparable periods in the prior year. The increase over the comparable prior year period is primarily attributable to costs relating to MPM and the advertising agency business with no corresponding amount for the prior year and the first two quarters of 1998, respectively, as MPM was acquired in August 1999 and the agency was acquired in July 1998. Publishing costs associated with producing larger and higher quality issues of Link Magazine also account for a portion of the increase. The increase over the prior year also reflects additional costs incurred at CTN for improved network programming and satellite transmission expenses.

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

     Depreciation and amortization expense totaled $638,183 and $1,305,576 for the three and nine-month periods ended September 30, 1999, as compared to $736,506 and $1,743,768 for the comparable periods in the prior year. The decrease in depreciation expense is directly related to the acceleration of depreciation on system equipment recorded in June of 1998 in connection with the conversion of the network delivery platform to the Digital Video Broadcast system ("DVB").

     Interest income (expense) amounted to ($172,209) and $(112,846) for the three and nine-month periods ended September 30, 1999, versus $38,784 and $295,822 for the comparable periods in the prior year. The decrease in interest income is attributable to the Company's lower cash position as a result of expenditures directly at CTN related to the equipment required for the increased number of installed affiliate locations coupled with one month of interest expense recorded for the loans in conjunction with the purchase of MPM.

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

     Cash provided by financing activities was $34,919,245 for the nine- months ended September 30, 1999, compared to cash provided by financing of $443,724 for the same period in the prior year. The majority of the proceeds came from the issuance of $4,600,000 of Convertible Preferred Stock, $15,000,000 Series A Convertible Preferred Stock, and the increase of $15,500,000 of bank debt. See Notes (C) and (D) of "Item 1. Financial Statements" for further discussion.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) On August 31, 1999, by written consent in lieu of a meeting, the holder of a majority of the voting stock of the Company approved the Plan of Reclassification and the Third Certificate of Designation of the Series A Convertible Preferred Stock of the Company ("Third Certificate"). The majority stockholder consent with respect to these matters took effect 20 days after the mailing of a Schedule 14C Information Statement to the shareholders of the Company. Both the Plan of Reclassification (filed as an Amendment to the Certificate of Incorporation) and the Third Certificate were filed with the Secretary of State of Delaware and made effective as of October 18, 1999.

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

Item 6.  Exhibits and Reports on Form 8-K.

     The following exhibits are filed with this Report:

Exhibit 3.1              Certificate of Designation, Powers, References and Rights of the Preferred
                         Stock of College Television Network, Inc. (incorporated by reference to
                         Exhibit 4.3 to Form 8-K filed (August 3, 1999).

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

Exhibit 10.5             Interactive Services Agreement, dated as of September 27, 1999, between the
                         Company and THINK New Ideas, Inc. (incorporated by reference to Exhibit 10 to
                         Form 10-QSB filed November 15, 1999).

Exhibit 10.6             Agreement, dated as of September 22, 1999, between the Company and
                         Contemporary Marketing Inc. (incorporated by reference to Exhibit 10 to
                         Form 10-QSB filed November 10, 1999).

Exhibit 10.7             Amended and Restated Purchase Agreement, dated as of October 18, 1999, between the Company and U-C Holdings, L.L.C.  (incorporated by reference to Exhibit
                         5.1 to Form 8-K filed October 27, 1999).

Exhibit 10.8             Employment Agreement, dated as of July 16, 1999, between the Company and
                         Geoffrey Kanter (incorporated by reference to Exhibit 10.8 to Form 10-QSB filed November 15, 1999).

Exhibit 27.1             Financial Data Schedule (incorporated by reference to Form 10-QSB filed
                         November 15, 1999).

Exhibit 99.1             Safe Harbor Compliance Statement for Forward Looking Statements (incorporated by reference to Form 10-QSB filed November 15, 1999).

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


                              CTN MEDIA GROUP, INC.
                              Registrant

                              /s/ Jason Elkin
Date: March 30, 2000          -------------------------------------------------
                              Jason Elkin
                              Chief Executive Officer and Chairman of the Board
                              (Principal Executive Officer)


                              /s/ Patrick Doran
Date: March 30, 2000          ------------------------------------------------
                              Patrick Doran
                              Chief Financial Officer, Secretary and Treasurer
                              (Principal Accounting and Financial Officer)