Form 10QSB
period 2000-03-31
CTN MEDIA GROUP INC
filed 2000-05-12
CIK 876013

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[MARK ONE]
   /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                       N/A
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of common stock outstanding as of May 4, 2000:  14,843,585

    Transitional Small Business Disclosure Format (check one): Yes / / No /X/

ITEM 1. Financial Statements

                              CTN MEDIA GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2000
                                   (Unaudited)


                                     ASSETS

Current assets:
   Cash and cash equivalents                                                            $  5,628,149
   Accounts receivable, net of allowance of $652,475                                      17,801,095
   Prepaid expenses                                                                          680,253
   Other current assets                                                                      221,269
                                                                                        ------------
          Total current assets                                                            24,330,766

Investments                                                                                1,500,000
Property and equipment, net                                                               13,503,939
Other assets                                                                                 193,695
Intangible assets, net                                                                    28,210,803
                                                                                        ------------

          Total assets                                                                  $ 67,739,203
                                                                                        ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:
    Accounts payable                                                                    $ 13,003,908
    Accrued expenses                                                                       1,980,969
    Deferred revenue                                                                         731,821
    Current portion of notes payable                                                       8,862,500
                                                                                        ------------
          Total current liabilities                                                       24,579,198
 Long-term liabilities:
    Accrued severance, net of current portion                                                 40,977
    Debt, less current portion                                                            14,437,500
                                                                                        ------------
          Total liabilities                                                               39,057,675
                                                                                        ------------

 Mandatorily redeemable preferred stock                                                   41,180,512
                                                                                        ------------

 Commitments and Contingencies

 Stockholders' deficit:
  Common stock - $.005 par; authorized 50,000,000 shares;
     issued and outstanding 14,819,752 shares                                                 74,099
  Additional paid in capital                                                              35,483,755
  Unearned compensation                                                                     (901,401)
  Accumulated deficit                                                                    (47,155,437)
                                                                                        ------------
          Total stockholders' deficit                                                    (12,498,984)
                                                                                        ------------

          Total liabilities, mandatorily redeemable preferred stock and stockholders'
           deficit                                                                      $ 67,739,203
                                                                                        ============


    The accompanying notes are an integral part of the financial statements.

                                   Form 10-QSB
                                  Page 2 of 15

                              CTN MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                2000                    1999
                                                                       -----------------------------------------
Revenue                                                                    $16,160,437              $2,980,294
                                                                       ----------------------------------------
Expenses
         Operating                                                          11,407,773               1,833,387
         Selling, general and administrative                                 6,843,677               3,649,921
         Depreciation and amortization
                Total Expenses                                               1,542,153                 308,089
                                                                       ----------------------------------------
                                                                            19,793,603               5,791,397

         Interest Income                                                       113,842                  63,143
         Interest Expense                                                    (645,450)                (14,577)

                                                                       ----------------------------------------
         Net loss                                                         $(4,164,774)            $(2,762,537)
                                                                       ========================================

         Dividends and negative accretion on mandatorily redeemable
             Preferred stock                                                24,708,308                       -
                                                                       ----------------------------------------
         Net Income (loss) available to common stockholders                 20,543,534             (2,762,537)
         Net Income (loss) per common share
           Basic                                                                 $1.40                  $(.19)
           Diluted                                                               $0.82                  $(.19)
                                                                       ========================================
         Weighted average number of common shares
       outstanding
           Basic                                                            14,713,320              14,298,913
           Diluted                                                          25,107,102              14,298,913
                                                                       ========================================

    The accompanying notes are an integral part of the financial statements.

                                   Form 10-QSB
                                  Page 3 of 15

                              CTN MEDIA GROUP, INC.
                                  CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                          2000                 1999
                                                                                  ----------------------------------------
Cash flows from operating activities:
   Net loss                                                                             $ (4,164,774)          $(2,762,537)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
       Depreciation and amortization                                                       1,542,153               308,089
       Other non-cash amortization                                                           103,537                     -
       Compensation from stock options                                                       (73,240)              240,000

   Changes in operating assets and liabilities, net of acquisition:
       Accounts receivable                                                                   588,898              (445,549)
       Prepaid expenses                                                                     (330,950)               80,697
       Other assets                                                                          (14,743)              120,449
       Accounts payable                                                                   (1,505,360)              328,532
       Accrued expenses                                                                     (626,509)              355,930
       Deferred revenue                                                                     (210,434)                    -
                                                                                  -------------------  --------------------
              Net cash used in operating activities                                       (4,691,422)           (1,774,389)
                                                                                  -------------------  --------------------
Cash flows from investing activities:
       Purchases of property and equipment                                                (1,718,619)             (920,393)
       Cash paid for acquisitions                                                                  -               (30,000)
                                                                                  -------------------  --------------------
             Net cash used in investing activities                                        (1,718,619)             (950,393)
                                                                                  -------------------  --------------------
Cash flows from financing activities:
      Net proceeds from notes payable                                                      4,000,000                     -
      Proceeds from exercise of warrants and stock options                                   867,558                     -
                                                                                  -------------------  --------------------
            Net cash provided by financing activities                                      4,867,558                     -
                                                                                  -------------------  --------------------

Net decrease in cash and cash equivalents                                                 (1,542,483)           (2,724,782)
Cash and cash equivalents, beginning of period                                             7,170,632             6,411,423
                                                                                  -------------------  --------------------
Cash and cash equivalents, end of period                                                  $5,628,149            $3,686,641
                                                                                  -------------------  --------------------

    The accompanying notes are an integral part of the financial statements.


                                   Form 10-QSB
                                  Page 4 of 15

                              CTN MEDIA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

         The accompanying unaudited consolidated financial statements (the "financial statements") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1999 included in the Annual Report as filed on Form 10-KSB with the United States Securities and Exchange Commission.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and of cash flows for the three months ended March 31, 2000 and 1999.

         The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results of operations for a full fiscal year of the Company. Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE (A) - THE COMPANY

         CTN Media Group, Inc., a Delaware corporation formally known as the College Television Network, Inc. (the "Company"), owns and operates the College Television Network ("CTN", or the "Network"), Link Magazine, ID8, and Armed Forces Communications, Inc., doing business as Market Place Media, ("MPM"), and owns a 90% interest in its consolidated subsidiary Wetair.com, L.L.C. ("Wetair"). CTN is a proprietary commercial television network that operates on college and university campuses, through single-channel television systems placed free of charge primarily in the campus public venues, including dining facilities and student unions. CTN generates revenue from advertising displayed on the Network. At March 31, 2000 and 1999, CTN was installed or contracted for installation at approximately 1,660 and 927 locations, respectively. CTN currently reaches an estimated audience of approximately 1,500,000 young adult viewers each day based on data provided by Nielson Media Research. Link Magazine is distributed free of charge to more than 650 campuses nationwide. Each issue of the publication is direct mailed to over 1,000,000 students on college campuses. The magazine enjoys a total readership of approximately 3,200,000 college students. ID8 is an Atlanta-based advertising agency primarily involved in supporting the creative needs of the Company. In addition, ID8 places media buys and provides creative services for third party clients. MPM is a leading media placement and promotion specialist in the college, military, minority and seniors segments. MPM utilizes various advertising vehicles throughout the United States to meet its customers' needs, including, but not limited to, newspapers, radio, magazines, and on-site events which target specific markets such as college students, minorities, military personnel and senior citizens. Wetair was formed on October 13, 1999, to create a niche entertainment based website targeting the young adult demographic. The site, which launched May 1, 2000, contains art and entertainment content from established media channels and from user submitted sources. The minority shareholder of Wetair has no obligation to fund its operations or deficit, therefore, the Company has not recorded a 10% reduction in its share of the net loss of Wetair or a related receivable from the minority shareholder. The Company has two reportable business segments: (i) CTN, which includes the Network, Link Magazine, ID8, and Wetair, and (ii) MPM. MPM, which was acquired during 1999, is a leading media placement company in the college, military, minority, and senior markets. MPM provides media placement through print, broadcast, promotional events and the internet to both advertisers and advertising agencies.

                                   Form 10-QSB
                                  Page 5 of 15

         Certain of the Company's revenues are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company has generated a significant portion of its revenue during the period from September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.


NOTE (B ) MANDATORILY REDEEMABLE PREFERRED STOCK

         As of March 31, 2000, the Company has issued to U-C Holdings, LLC, a Delaware limited liability company and majority shareholder of the Company ("Holdings"), a total of 1,976,665 shares of the Company's 2,510,000 authorized shares of Series A Convertible Preferred Stock, $.001 par value per share ("Series A Preferred"). The issued shares are convertible into 6,588,884 shares of common stock at a price of $4.50 per share. The Company has reserved common shares for possible conversions.

         Under that certain Amended and Restated Purchase Agreement, dated October 18,1999, between the Company and Holdings, the Company has the right to require Holdings to purchase, subject to various conditions, certain of which are at the discretion of Holdings, up to an additional 133,333 shares of Series A Preferred for an aggregate purchase price of approximately $2,000,000. This right expires on August 31, 2000.

         For the three month period ended March 31, 2000, net adjustments of $24,708,308 were recorded to decrease the carrying value of the Series A Preferred to its highest redemption value with the offset being recorded as an increase in stockholder's equity. As of March 31, 2000, the Series A Preferred has been accreted to its highest redemption value based on the Company's closing common stock price of $6.25 per share at such date. The adjustments recorded during the first quarter are a direct result of the fluctuation in the market value of the Company's stock price from $10.00 at December 31, 1999 to $6.25 at March 31, 2000. Since the Series A Preferred is redeemable on July 23, 2006, at the discretion of the Series A Preferred Stockholders, at the greater of the liquidation value (which is the purchase price plus accrued and unpaid dividends) or the market value of the underlying common stock, the Company is required to accrete the Series A Preferred to its highest redemption value at each balance sheet date. Accordingly, as the market price of the common stock changes, the redemption value and the related accretion amount will change; however, the highest redemption value will never be less than original cost plus accrued dividends. As a result of the fluctuation in the Company's stock price during the quarter, the Company has reported positive earnings per share.


NOTE (C) - DEBT

         During 1999, the Company obtained a $12,000,000 revolving credit loan (the "CTN Loan") from a financial institution for working capital purposes. The CTN Loan, as amended, is on a revolving credit basis and requires the Company to obtain equity investments, from Holdings or other investors, on a dollar-for-dollar basis for every dollar borrowed under the CTN Loan up to the $12,000,000 credit limit. The CTN Loan bears interest at either (i) the Base Rate which is equal to the greater of (a) the Federal Funds Rate plus 0.5% or
(b) the Prime Rate, plus 2.00% per annum; or (ii) the Eurodollar Rate, plus 3.50% per annum. A commitment fee of .5% per annum on the unused portion of the facility is required. The CTN Loan is due and payable in full on December 29, 2000 and, as such, all amounts due thereunder have been classified as current at March 31, 2000. The CTN Loan is guaranteed by a negative pledge of the outstanding shares of stock of the Company owned by Holdings. Amounts outstanding under the CTN loan at March 31, 2000 are $6,800,000. The Company had $4,900,000 available to borrow under this agreement at quarter end as a result of the equity purchases by Holdings and warrant exercises. At March 31, 2000, the weighted average interest rate on the CTN Loan was 11.1% on the debt outstanding.

                                   Form 10-QSB
                                  Page 6 of 15

         On August 31, 1999, concurrent with the MPM acquisition, MPM obtained a $15,000,000 Term Loan ("Term Loan") and a $2,000,000 revolving credit line ("Revolver Loan") from a separate financial institution and its affiliates. MPM distributed the proceeds of the Term Loan to the Company to pay the MPM shareholders in the Company's acquisition of the capital stock of MPM on August 31, 1999 (the "MPM Acquisition"). MPM also borrowed $1,500,000 from the Revolver Loan to pay expenses associated with the MPM Acquisition and certain loan costs. Amounts outstanding under the Term Loan and the Revolver Loan at March 31, 2000 are $15,000,000 and $1,500,000, respectively.

         Both the Term Loan and the Revolver Loan bear interest at either the Alternate Base Rate which is the higher of the Prime Rate or the Federal Funds Rate, as defined, plus 0.5%, or the "Eurodollar Base Rate" as defined, plus the applicable margin, which is variable depending on various financial conditions set forth in the credit agreement. The weighted average interest rate was 9.06% on debt outstanding for the three months ended March 31, 2000. The Revolver Loan is due and payable on September 30, 2004. The Term Loan is payable quarterly commencing June 30, 2000, and is payable in full on September 30, 2004.

         The Company's debt agreements contain financial covenants which, among other restrictions, require the maintenance of certain financial ratios and cash flows, restrict asset purchases, dividend payments or distributions to the Company by MPM.
Substantially all of the assets of the Company are pledged as collateral for the loans.

         At March 31, 2000, the Company did not meet certain financial covenants as required under the CTN loan. The financial institution has granted the Company a waiver for the covenant default. The Company and Holdings are in negotiations with the financial institution related to amending the current debt agreement or entering into a new agreement. There can be no assurances that these efforts will be successful. Holdings has committed to provide funding through fiscal 2000 in the event the Company experiences cash flow deficits from operations or cash flow deficits in connection with debt service requirements.


NOTE (D) - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                 ESTIMATED              MARCH 31,
                                               USEFUL LIVES               2000

Entertainment systems completed                   5 years               $12,389,080
Entertainment systems in progress                   N/A                      49,935
Machinery and equipment                         5 -7 years                1,147,413
Software                                          5 years                 2,025,795
Furniture and Fixtures                            7 years                   784,014
Leasehold improvements                          7-11 years                  307,558
                                                                 -------------------
                                                                        $16,703,795
Less:  Accumulated depreciation                                          (3,199,856)
                                                                 -------------------
Total                                                                   $13,503,939
                                                                 ===================

         Depreciation expense for the three months ended March 31, 2000 and the three months ended March 31, 1999 was approximately $739,584 and $297,292 respectively.

                                   Form 10-QSB
                                  Page 7 of 15

NOTE (E) - INTANGIBLE ASSETS
Intangible assets consist of the following:

                                               ESTIMATED             MARCH 31,
                                             USEFUL LIVES               2000

Goodwill                                      10-15 years              $9,758,298
Customer relationships                          7 years                16,293,000
Trademarks/tradenames                         10-15 years               3,458,951
Other intangibles                             2-15 years                  867,626
                                                               -------------------
                                                                      $30,377,875
Less:  Accumulated amortization                                        (2,167,072)
                                                               -------------------
Total                                                                 $28,210,803
                                                               ===================



NOTE  (F) - COMMITMENTS AND CONTINGENCIES

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

         The Company is currently utilizing Crawford Communications, Inc. ("Crawford") and Viatech International, Inc. to complete installations of Network equipment in new locations. The Company has also entered into an Origination Services Contract with Crawford. The original agreement provides for payments of approximately $1,320,000 over a five year period ending on July 15, 2003. In accordance with the Origination Services Contract, Crawford is responsible for the transmission via satellite of CTN's daily programming, including encoding signals, testing, maintaining CTN's programming library, and obtaining programming from Turner Private Networks, Inc. ("Turner") pursuant to the Company's programming agreement with Turner, as well as programming from other CTN sources. Crawford is also responsible for the uplink of the programming to a satellite as well as the downlink of the signal from the satellite at each installation site. As of March 31, 2000, the Company has paid approximately $638,000 to Crawford pursuant to the Origination Services Contract.

         On March 21, 1998, the Company entered into a severance agreement with one of its senior executives. The agreement provides for payments of approximately $870,000 over a three year period ending in April 2001. As of March 31, 2000, the Company has paid approximately $585,000 of this obligation and owes approximately $285,000 to be paid over the remainder of the agreement.

         On March 27, 1998, the Company signed an agreement with Turner Broadcasting System, Inc. to provide news and sports programming on CTN through December 31, 2002. This agreement supercedes the prior programming agreement entered into on November 5, 1996. On July 30, 1999, the Company signed an amendment to this agreement to provide CNN Headline News programming on CTN through December 31, 2002. The total license fee is approximately $3,156,250. As of March 31, 2000, the Company has paid approximately $1,173,750 pursuant to this agreement, with approximately $1,982,500 to be paid over the remainder of the agreement.

         In connection with the delivery platform conversion during 1998, the Company entered into a Transponder Use Agreement with Public Broadcasting Service ("PBS") on April 30, 1998. The Company


                                   Form 10-QSB
                                  Page 8 of 15
has subleased capacity on a satellite owned and operated by GE American Communications, Inc. ("GE") and leased to PBS by GE. This agreement provides for payments of approximately $3,924,000 over a five year period that terminates on July 31, 2003. The Company has protected status on this satellite, where in the event of a satellite failure or performance problem, the Company's programming will preempt transmissions of other users on this satellite or on another satellite. As of March 31, 2000, the Company has paid approximately $1,308,200 pursuant to this agreement with approximately $2,615,800 to be paid over the remainder of the term.

         On February 19, 1999, the Company entered into a severance agreement with one of its senior executives and former member of the Board of Directors. The agreement provides for payments of approximately $476,000 over a 26 month period through April 2001. In conjunction with the severance agreement, the Company also granted the officer an option to purchase 100,000 shares of the Company's common stock at an exercise price of $2.75 per share. The options vested immediately and expire five years from the date of the severance agreement. As of March 31, 2000, the Company has paid approximately $238,000 under this agreement with approximately $238,000 to be paid over the remainder of the agreement.

         On July 13, 1999, the Company entered into an agreement with Contemporary Marketing Incorporated ("CMI") for the management of a sixteen week promotional concert tour. The concert tour will run from the Fall of 1999 through the Spring of 2000 on 25 college campuses nationwide. CTN will pay CMI's program and administrative costs of approximately $1,500,000 over that 16 week period.

NOTE (G) SEGMENT REPORTING

         The Company has two reportable segments as defined under Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"): (i) CTN and (ii) MPM. Segment information previously reported has been restated to conform to the current presentation. See Note (A) for a description of the products and services provided by each segment. The Company evaluates each segment's performance based on income or loss before income taxes. Information regarding the operations of these reportable segments are as follows:


                                             THREE MONTHS ENDED        THREE MONTHS ENDED
                                               MARCH 31, 2000            MARCH 31, 1999
REVENUES

         CTN                                          $4,725,027               $2,980,294
         MPM                                          11,435,410                        -

                                           ------------------------ ------------------------
         Total                                       $16,160,437               $2,980,294
                                           ------------------------ ------------------------

PROFIT (LOSS) BEFORE INCOME TAXES

         CTN                                        $(3,746,615)             $(2,762,537)
         MPM                                                                            -
                                                       (418,159)
                                           ------------------------ ------------------------
         Total                                     $ (4,164,774)            $ (2,762,537)
                                           ------------------------ ------------------------

DEPRECIATION AND AMORTIZATION

         CTN                                            $637,177                 $308,089
         MPM                                             904,976

                                           ------------------------ ------------------------
         Total                                        $1,542,153                 $308,089
                                           ------------------------ ------------------------

                                   Form 10-QSB
                                  Page 9 of 15

                                           THREE MONTHS ENDED      THREE MONTHS ENDED
                                             MARCH 31, 2000          MARCH 31, 1999
INTEREST INCOME

         CTN                                        $82,298                $63,143
         MPM                                         31,544

                                           -------------------   --------------------
         Total                                     $113,842                $63,143
                                           -------------------   --------------------

INTEREST EXPENSE

         CTN                                       $213,761                $14,577
         MPM                                        431,689

                                           -------------------   --------------------
         Total                                     $645,450                $14,577
                                           -------------------   --------------------


                                                 MARCH 31,
                                                   2000
TOTAL ASSETS

         CTN                                    $24,204,504
         MPM                                     43,534,699

                                           -------------------
         Total                                  $67,739,203
                                           -------------------


Substantially all of the property and equipment owned by the Company is used in the operations of CTN.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

         Certain forward-looking information contained in this Quarterly Report is being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning the Company's future financial and operating performance. Such forward-looking information is subject to assumptions and beliefs based on current information known to the Company and factors that could yield actual results differing materially from those anticipated. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results. Please see Exhibit 99.1, "Safe Harbor Compliance Statement for Forward-Looking Statements," for additional factors to be considered by shareholders and prospective shareholders.

OVERVIEW

         CTN Media Group, Inc., a Delaware corporation, (the "Company"), commenced operations in January 1991. The Company is a diversified media company specializing in reaching targeted audiences. The Company has properties in the television, magazine, newspaper and online sectors. The Company owns and operates the College Television Network ("CTN" or the "Network"), a proprietary commercial television network that operates on college and university campuses across the country. CTN is provided to campuses through single-channel television systems ("Systems") placed free of charge primarily in the


                                   Form 10-QSB
                                  Page 10 of 15
campus public venues, including dining facilities and student unions. At March 31, 2000, CTN was installed or contracted for installation at approximately 1,660 locations at various colleges and universities throughout the United States. According to projections from Nielson Media research and audience measuring data, CTN reaches approximately 1,500,000 young adult viewers each day.

         The Company publishes Link Magazine, the most widely read college magazine in the U.S., according to Student Monitor. Each issue of the publication is direct mailed to over one million students on college campuses. The magazine enjoys a total readership of 3,200,000 college students. In addition, the Company owns ID8, an Atlanta-based advertising agency primarily involved in supporting the creative needs of the Company. In addition, ID8 places media buys and provides creative services for third-party clients.

         MPM, the Company's wholly owned subsidiary, is a leading media placement and promotion specialist in the college, military, minority and seniors segments. MPM utilizes various advertising vehicles throughout the United States to meet its customers' needs, including, but not limited to, newspapers, radio, magazines, and on-site events which target specific markets such as college students, minorities, military personnel and senior citizens.

         Wetair.com, the Company's proprietary Internet site, is a lifestyle and entertainment destination site for the 18-24 year old demographic. The site, which launched May 1, 2000, features lifestyle categories hosted by on-screen personalities that will promote interaction and content submission from its user base. As of the formation date, the Company owns 90% of the outstanding stock of Wetair and operates it as a subsidiary of the Company.

         The Company has two reportable business segments: (i) CTN, which includes the Network, Link Magazine, ID8 and Wetair and (ii) MPM.

         Certain of the Company's revenue is affected by the pattern of seasonality common to most school-related businesses. Historically, the Company has generated a significant portion of its revenue during the period of September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.


RESULTS OF OPERATIONS

         The following table sets forth certain financial data derived from the Company's statement of operations for the three months ended March 31, 2000 and March 31, 1999:

                                                                          THREE MONTHS ENDED
                                                          MARCH 31, 2000                     MARCH 31, 1999
                                                 ---------------------------------- ----------------------------------
                                                                        % OF                               % OF
                                                        $             REVENUE              $              REVENUE
                                                 ---------------- ----------------- ----------------- ----------------
Revenue.....................................      $16,160,437             100          $2,980,294            100
Operating expenses..........................       11,407,773              71           1,833,387             62
Selling, general and administrative.........        6,843,677              42           3,649,921            122
Depreciation and amortization...............        1,542,153              10             308,089             10
Interest income (expense), net..............         (531,608)              3              48,566              2

Net Loss ...................................       (4,164,774)             26          (2,762,537)            93


         Revenue increased to $16,160,437 for the three month period ended March 31, 2000, versus $2,980,294 for the comparable period in the prior year. The primary source for the revenue increase was attributable to MPM, which was acquired in August 1999. Revenue attributable to MPM accounts for

                                   Form 10-QSB
                                  Page 11 of 15
approximately $11,400,000 of this increase. In addition, advertising sales for the CTN segment increased approximately $1,700,000 due primarily to sales to new advertisers and increased commitments from the existing advertiser base at the Network. The Company anticipates that it will experience continued sales growth at CTN throughout the fiscal year ending December 31, 2000 by continuing to expand its advertiser base and by increasing the rates charged for its advertising spots to reflect an anticipated increase in viewership. Although the Company has agreements with national advertisers and has held discussions or had prior agreements with other national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising from the Company, or that future significant advertising revenue will ever be generated. Failure to significantly increase advertising revenue could have a material impact on the operations of the Company.

         Operating expenses increased to $11,407,773 for the three month period ended March 31, 2000, as compared to $1,833,387 for the comparable period in the prior year. The increase over the comparable prior year period is primarily attributable to costs relating to MPM. MPM operating expenses account for approximately $9,200,000 of this increase. Costs related to improving Network programming and the production of higher quality issues of Link primarily account for the remaining increase.

         Selling, general and administrative expenses increased to $6,843,677 for the three month period ended March 31, 2000, versus $3,649,921 for the comparable period in the prior year. SG&A expenses attributable to MPM account for approximately $1,330,000 of this increase. The remaining increase is primarily attributable to costs associated with Wetair along with increased marketing, research, expanded sales efforts and agency fees associated with the CTN segment.

         Depreciation and amortization expense totaled $1,542,153 for the three month period ended March 31, 2000, as compared to $308,089 for the comparable period in the prior year. $905,000 of this increase is primarily related to the amortization of the intangible assets and depreciation recorded in connection with the MPM acquisition. The remaining increase is a result of depreciation taken on equipment associated with the rapid expansion of the Network.

         Interest expense, net of interest income, amounted to $531,608 for the three month period ended March 31, 2000, versus interest income of $48,566 for the comparable period in the prior year. The change from net interest income to expense resulted from borrowings at the end 1999 on the Company's three credit facilities.

         The Company has incurred substantial operating losses since commencement of its operations but anticipates that such operating losses will be significantly reduced in fiscal 2000. The net loss amounted to $4,164,774 for the three month period ended March 31, 2000, versus $2,762,537 for the comparable period in the prior year. The net loss during the respective periods for the quarter reflects the Company's continued efforts to expand its advertiser and affiliate bases.

FINANCIAL CONDITION AND LIQUIDITY

         Cash used in operations increased to $4,691,422 during the three months ended March 31, 2000, from $1,774,389 for the comparable period in the prior year. The impact of an increased loss coupled with decreased accounts payable and accrued expense balances accounts for the increase in cash used in operations for the quarter. The Company has obtained an equity infusion from Holdings and a credit facility from a lending institution to fund current working capital needs. Additionally, the Company has obtained a commitment from Holdings to fund cash flow deficits, if any, through December 31, 2000.

         Acquisitions and purchases of property and equipment increased to $1,718,619 during the three months ended March 31, 2000 from $920,393 for the comparable period in the prior year. This increase is primarily attributable to equipment purchases for the accelerated installation of school locations which will continue through the current year.

         Cash provided by financing activities was $4,867,558 for the three months ended March 31, 2000, compared to no cash provided by financing for the same period in the prior year. The majority of the

                                   Form 10-QSB
                                  Page 12 of 15
proceeds came from the draw down on the CTN credit facility. The remaining funds were received from the exercise of warrants and stock options.

         At March 31, 2000, the Company did not meet certain financial covenants of one of its credit facilities. The financial institution has granted the Company a waiver for this default. The Company and Holdings are in negotiations with the financial institution related to amending the current debt agreement or entering into a new agreement with an extended term. There can be no assurances that these efforts will be successful. Holdings has committed to provide funding through fiscal 2000 in the event the Company experiences cash flow deficits from operations or cash flow deficits in connection with debt service requirements. In order for the Company to reach the stage where the Company is profitable, it is expected that additional expenditures will be required to increase the affiliate base and to more aggressively market CTN to attract more advertisers.



                                   Form 10-QSB
                                  Page 13 of 15

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

       None.

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

      (a)  Exhibits.

           The following exhibits are filed with this Report:


               Exhibit 27.1   Financial Data Schedule.

               Exhibit 99.1 Safe Harbor Compliance Statement for Forward Looking Statements

      (b)  Reports on Form 8-K:  None.


                                   Form 10-QSB
                                  Page 14 of 15

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CTN MEDIA GROUP, INC.
                               Registrant


Date: May 12, 2000             /s/ Jason Elkin
                               ----------------------------------------
                               Jason Elkin
                               CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD
                               (PRINCIPAL EXECUTIVE OFFICER)


Date: May 12, 2000             /s/ Patrick Doran
                               -----------------------------------------
                               Patrick Doran
                               CHIEF FINANCIAL OFFICER AND SECRETARY
                               (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)







                                   Form 10-QSB
                                  Page 15 of 15