Form 10QSB
period 2000-06-30
CTN MEDIA GROUP INC
filed 2000-08-11
CIK 876013

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[MARK ONE]

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                       N/A
              -----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

Number of shares of common stock outstanding as of August 7, 2000: 14,951,873

    Transitional Small Business Disclosure Format (check one): Yes /_/ No /X/


                                   Form 10-QSB
                                  Page 1 of 16

ITEM 1. Financial Statements

                              CTN MEDIA GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000
                                   (Unaudited)


                                           ASSETS

Current assets:
   Cash and cash equivalents                                                        $  3,511,667
   Accounts receivable, net of allowance of $685,385                                  15,999,886
   Prepaid expenses                                                                      577,673
   Other current assets                                                                  349,887
                                                                                    ------------
          Total current assets                                                        20,439,113

Investments                                                                            1,500,000
Property and equipment, net                                                           14,346,115
Other assets                                                                             223,565
Intangible assets, net                                                                27,330,659
                                                                                    ------------
          Total assets                                                              $ 63,839,452
                                                                                    ------------
                                                                                    ------------

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:
    Accounts payable                                                                $ 13,635,221
    Accrued expenses                                                                   1,740,257
    Deferred revenue                                                                     542,825
    Current portion of notes payable                                                  11,925,000
                                                                                    ------------
          Total current liabilities                                                   27,843,303
 Long-term liabilities:
    Debt, less current portion                                                        13,375,000
                                                                                    ------------
            Total liabilities                                                         41,218,303
                                                                                    ------------

 Mandatorily redeemable preferred stock                                               35,415,240
                                                                                    ------------

 Commitments and Contingencies

 Stockholders' deficit:

  Common stock - $.005 par; authorized 50,000,000 shares;
     issued and outstanding 14,937,512 shares                                             74,713
  Additional paid in capital                                                          41,511,154
  Unearned compensation                                                                 (728,697)
  Accumulated deficit                                                                (53,651,261)
                                                                                    ------------
   Total stockholders' deficit                                                       (12,794,091)
                                                                                    ------------

   Total liabilities, mandatorily redeemable preferred stock and stockholders'
    deficit                                                                         $ 63,839,452
                                                                                    ------------
                                                                                    ------------



    The accompanying notes are an integral part of the financial statements.


                                  Form 10-QSB
                                  Page 2 of 16

                              CTN MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                               Three Months Ended                  Six Months Ended
                                                                     June 30                            June 30
                                                             2000              1999              2000              1999
                                                          -----------------------------       -----------------------------
Revenue                                                    15,353,391         2,059,559        31,513,828         5,039,853
Expenses
     Operating                                             12,310,930         1,950,638        23,718,703         3,784,026
     Selling, general and administrative                    7,088,892         3,509,415        13,929,552         7,159,336
     Depreciation and amortization                          1,826,476           359,303         3,368,629           667,392
                                                          -----------       -----------       -----------       -----------
                Total Expenses                             21,226,298         5,819,356        41,016,884        11,610,754

Interest Income                                                72,513            28,217           186,356            91,361
Interest Expense                                             (698,448)          (17,420)       (1,343,898)          (31,997)
                                                          -----------       -----------       -----------       -----------
Net loss                                                   (6,498,842)       (3,749,000)      (10,660,598)       (6,511,537)
                                                          -----------       -----------       -----------       -----------
                                                          -----------       -----------       -----------       -----------

Dividends and negative accretion on mandatorily
     Redeemable Preferred stock                             5,765,272              --          30,473,580              --
                                                          -----------       -----------       -----------       -----------
Net Income (loss) available to common shareholders           (733,570)       (3,749,000)       19,812,982        (6,511,537)
Net Income (loss) per common share

               Basic                                      $     (0.05)      $     (0.26)      $      1.34       $     (0.46)

               Diluted                                    $     (0.05)      $     (0.26)      $      0.87       $     (0.46)
                                                          -----------       -----------       -----------       -----------
                                                          -----------       -----------       -----------       -----------

Weighted average number of common shares outstanding

               Basic                                       14,866,596        14,315,369        14,790,458        14,307,141

               Diluted                                     14,866,596        14,315,369        22,713,877        14,307,141
                                                          -----------       -----------       -----------       -----------
                                                          -----------       -----------       -----------       -----------



    The accompanying notes are an integral part of the financial statements.


                                  Form 10-QSB
                                  Page 3 of 16

                              CTN MEDIA GROUP, INC.
                                  CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                       Six Months Ended
                                                                           June 30
                                                                    2000              1999
                                                                --------------------------------
Cash flows from operating activities:
   Net loss                                                     $(10,660,598)      $ (6,511,537)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
       Depreciation and amortization                               3,368,629            667,392
       Other amortization                                            202,865                 --
       Compensation from stock options                               374,464            408,451
       Bad debt expense                                              202,583                 --
       Loss on disposal of fixed assets                               62,201

   Changes in operating assets and liabilities

       Accounts receivable                                         2,187,524            701,645
       Prepaid expenses                                             (228,370)           178,193
       Other assets                                                 (197,444)            (6,489)
       Accounts payable                                             (874,047)           941,012
       Accrued expenses                                             (908,198)           128,527
       Deferred revenue                                             (399,430)           138,126
                                                                ------------       ------------
              Net cash used in operating activities               (6,869,821)        (3,354,680)
                                                                ------------       ------------

Cash flows from investing activities:
       Purchases of property and equipment                        (3,644,443)        (2,222,107)
       Cash paid for acquisitions, net of cash received                   --            (30,000)
                                                                ------------       ------------
             Net cash used in investing activities                (3,644,443)        (2,252,107)
                                                                ------------       ------------

Cash flows from financing activities:
      Repurchase of equity instrument                               (275,000)                --
      Net proceeds from notes payable                              7,000,000                 --
      Payments on notes payable                                   (1,000,000)                --
      Proceeds from exercise of warrants and stock options         1,130,299            358,530
                                                                ------------       ------------
            Net cash provided by financing activities              6,855,299            358,530
                                                                ------------       ------------
Net decrease in cash and cash equivalents                         (3,658,965)        (5,248,257)

Cash and cash equivalents, beginning of period                     7,170,632          6,411,423
                                                                ------------       ------------
Cash and cash equivalents, end of period                        $  3,511,667       $  1,163,166
                                                                ------------       ------------
                                                                ------------       ------------



    The accompanying notes are an integral part of the financial statements.


                                  Form 10-QSB
                                  Page 4 of 16

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

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations and of cash flows for the six months ended June 30, 2000 and 1999.

         The results of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of the results of operations for a full fiscal year of the Company. Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE (A) - THE COMPANY

         CTN Media Group, Inc., a Delaware corporation formally known as the College Television Network, Inc. (the "Company"), owns and operates the College Television Network ("CTN", or the "Network"), Link Magazine, ID8, and Armed Forces Communications, Inc., doing business as Market Place Media ("MPM"), and owns a 90% interest in its consolidated subsidiary Wetair.com, L.L.C. ("Wetair"). CTN is a proprietary commercial television network that operates on college and university campuses, through single-channel television systems placed free of charge primarily in the campus public venues, including dining facilities and student unions. CTN generates revenue from advertising displayed on the Network. At June 30, 2000 and 1999, CTN was installed or contracted for installation at approximately 1,790 and 1,182 locations, respectively. CTN currently reaches an estimated audience of approximately 1,500,000 young adult viewers each day based on data provided by Nielson Media Research. Link Magazine is distributed free of charge to more than 650 campuses nationwide. Each issue of the publication is direct mailed to over 1,000,000 students on college campuses. The magazine enjoys a total readership of 3,200,000 college students, according to Student Monitor. ID8 is an Atlanta-based advertising agency primarily involved in supporting the creative needs of the Company. In addition, ID8 places media buys and provides creative services for third party clients. MPM is a leading media placement and promotion specialist in the college, military, and minority segments. MPM utilizes various advertising vehicles throughout the United States to meet its customers' needs, including, but not limited to, newspapers, radio, magazines, Internet, and on-site events which target specific markets such as college students, minorities, military personnel and senior citizens. Wetair was formed on October 13, 1999, to create a niche entertainment based web site targeting the young adult demographic. The site, which launched May 1, 2000, contains art and entertainment content from established media channels and from user submitted sources. The minority shareholder of Wetair has no obligation to fund its operations or deficit, therefore, the Company has not recorded a 10% reduction in its share of the net loss of Wetair or a related receivable from the minority shareholder. The Company has two reportable business segments: (i) CTN, which includes the Network, Link Magazine, ID8, and Wetair, and (ii) MPM.

         Certain of the Company's revenues are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company has generated a significant portion of its revenue


                                   Form 10-QSB
                                  Page 5 of 16
during the period from September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.

NOTE (B) MANDATORILY REDEEMABLE PREFERRED STOCK

         As of June 30, 2000, U-C Holdings, LLC, a Delaware limited liability company and majority shareholder of the Company ("Holdings"), owns a total of 1,976,665 shares of the Company's 2,510,000 authorized shares of Series A Convertible Preferred Stock, $.001 par value per share ("Series A Preferred"). The issued shares are convertible into 6,588,883 shares of common stock at a price of $4.50 per share. The Company has reserved these common shares for possible conversions.

         Under that certain Amended and Restated Purchase Agreement, dated October 18,1999, between the Company and Holdings, the Company had the right to require Holdings to purchase, subject to various conditions, certain of which are at the discretion of Holdings, up to an additional 133,333 shares of Series A Preferred. This right was exercised on July 20, 2000 for an aggregate purchase price of approximately $2,000,000.

         For the three month and six month periods ended June 30, 2000, net adjustments of $5,765,272 and $30,473,580 were recorded to decrease the carrying value of the Series A Preferred to its highest redemption value with the offset being recorded as an increase in stockholder's equity. As of June 30, 2000, the Series A Preferred has been accreted to its highest redemption value based on the Company's closing common stock price of $5.37 per share at such date. The adjustments recorded during the first and second quarter are a direct result of the fluctuation in the market value of the Company's stock price from $10.00 at December 31, 1999 to $6.25 at March 31, 2000 to $5.37 at June 30, 2000. Since
the Series A Preferred is redeemable on July 23, 2006, at the discretion of the Series A Preferred Stockholders, at the greater of the liquidation value (which is the purchase price plus accrued and unpaid dividends) and the market value of the underlying common stock, the Company is required to accrete the Series A Preferred to its highest redemption value at each balance sheet date. Accordingly, as the market price of the common stock changes, the redemption value and the related accretion amount will change; however, the highest redemption value will never be less than original cost plus accrued dividends. As a result of the fluctuation in the Company's stock price during the six month period, the Company has reported positive earnings per share for the six month period.

NOTE (C) - DEBT

         During 1999, the Company obtained a $12,000,000 revolving credit loan (the "CTN Loan") from a financial institution for working capital purposes. The CTN Loan, as amended, is on a revolving credit basis and requires the Company to obtain equity investments, from Holdings or other investors, on a dollar-for-dollar basis for every dollar borrowed under the CTN Loan up to the $12,000,000 credit limit. The CTN Loan bears interest at either (I) the Base Rate which is equal to the greater of (a) the Federal Funds Rate plus 0.5% or
(b) the Prime Rate, plus 2.00% per annum; or (ii) the Eurodollar Rate, plus 3.50% per annum. A commitment fee of .5% per annum on the unused portion of the facility is required. The CTN Loan is due and payable in full on December 29, 2000 and, as such, all amounts due thereunder have been classified as current at June 30, 2000. The CTN Loan is guaranteed by a negative pledge of the outstanding shares of stock of the Company owned by Holdings. Amounts outstanding under the CTN loan at June 30, 2000 are $9,800,000. The Company had $2,200,000 available to borrow under this agreement at quarter end as a result of the equity purchases by Holdings, and warrant and option exercises. At June 30, 2000, the weighted average interest rate on the CTN Loan was 11.25% on the debt outstanding.


                                   Form 10-QSB
                                  Page 6 of 16

         On August 31, 1999, concurrent with the MPM acquisition, MPM obtained a $15,000,000 Term Loan ("Term Loan") and a $2,000,000 revolving credit line ("Revolver Loan") from a separate financial institution and its affiliates. MPM distributed the proceeds of the Term Loan to the Company to pay the MPM shareholders in the Company's acquisition of the capital stock of MPM on August 31, 1999 (the "MPM Acquisition"). MPM also borrowed $1,500,000, of which $500,000 has been paid down as of June 30, 2000, from the Revolver Loan to pay expenses associated with the MPM Acquisition and certain loan costs. Amounts outstanding under the Term Loan and the Revolver Loan at June 30, 2000 are $14,500,000 and $1,000,000, respectively.

         Both the Term Loan and the Revolver Loan bear interest at either the Alternate Base Rate which is the higher of the Prime Rate or the Federal Funds Rate, as defined, plus 0.5%, or the "Eurodollar Base Rate" as defined, plus the applicable margin, which is variable depending on various financial conditions set forth in the credit agreement. The weighted average interest rate was 9.06% on debt outstanding for the six months ended June 30, 2000. The Revolver Loan is due and payable on September 30, 2004. The Term Loan is payable quarterly commencing July 1, 2000, and is payable in full on September 30, 2004.

         The Company's debt agreements contain financial covenants which, among other restrictions, require the maintenance of certain financial ratios and cash flows, restrict asset purchases, dividend payments or distributions to the Company by MPM. At June 5, 2000 the Company successfully amended one of its loan agreements. Based upon such modification, we are now in compliance with all loan agreements. Substantially all of the assets of the Company are pledged as collateral for the loans. Holdings has committed to provide funding through fiscal 2000 in the event the Company experiences cash flow deficits from operations or cash flow deficits in connection with debt service requirements.

NOTE (D) - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                    ESTIMATED          JUNE 30,
                                                  USEFUL LIVES           2000
Entertainment systems completed                      5 years         $13,567,071
Entertainment systems in progress                      N/A                29,518
Machinery and equipment                            5 -7 years          1,166,564
Software and website development costs            8 mos-5 years        2,592,456
Furniture and Fixtures                               7 years             771,706
Leasehold improvements                             7-11 years            310,044
                                                                    ------------
                                                                     $18,437,359
Less:  Accumulated depreciation                                      (4,091,244)
                                                                    ------------
Total                                                               $14,346,115
                                                                    ------------
                                                                    ------------



         Depreciation expense for the six months ended June 30, 2000 and the six months ended June 30, 1999 was approximately $1,761,030 and $646,000 respectively.

NOTE (E) - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                   ESTIMATED           JUNE 30,
                                                  USEFUL LIVES           2000
Goodwill                                           10-15 years        $9,776,650
Customer relationships                               7 years          16,293,000

                                   Form 10-QSB

Trademarks/tradenames                              10-15 years         3,458,951
Other intangibles                                  2-15 years           867,626
                                                                    -----------
                                                                    $30,396,227
Less:  Accumulated amortization                                      (3,065,568)
                                                                    -----------
Total                                                               $27,330,659
                                                                    -----------
                                                                    -----------



NOTE  (F) - COMMITMENTS AND CONTINGENCIES

         In connection with the Company's acquisition of the rights to and inventory of video jukeboxes in 1991, the Company agreed to pay two former stockholders an aggregate of $100,000, one-half being payable at such time as the Company's net pre-tax income equals at least $500,000 and the balance being payable at such time as the Company has an additional $500,000 in net pre-tax earnings. The Company will provide for these contingent liabilities when ultimate payment is considered probable.

         The Company is currently utilizing Crawford Communications, Inc. ("Crawford") and Viatech International, Inc. to complete installations of Network equipment in new locations. The Company has also entered into an Origination Services Contract with Crawford. The original agreement provides for payments of approximately $1,320,000 over a five-year period ending on July 15, 2003. In accordance with the Origination Services Contract, Crawford is responsible for the transmission via satellite of CTN's daily programming, including encoding signals, testing, maintaining CTN's programming library, and obtaining programming from Turner Private Networks, Inc. ("Turner") pursuant to the Company's programming agreement with Turner, as well as other programming from other CTN sources. Crawford is also responsible for the uplink of the programming to a satellite as well as the downlink of the signal from the satellite at each installation site. As of June 30, 2000, the Company has paid approximately $704,000 to Crawford pursuant to the Origination Services Contract.

         On March 27, 1998, the Company signed an agreement with Turner Broadcasting System, Inc. to provide news and sports programming on CTN through December 31, 2002. This agreement supercedes the prior programming agreement entered into on November 5, 1996. On July 30, 1999, the Company signed an amendment to this agreement to provide CNN Headline News programming on CTN through December 31, 2002. The total license fee is approximately $3,156,250. As of June 30, 2000, the Company has paid approximately $1,317,500 pursuant to this agreement, with approximately $1,838,750 to be paid over the remainder of the agreement.

         In connection with the delivery platform conversion during 1998, the Company entered into a Transponder Use Agreement with Public Broadcasting Service ("PBS") on April 30, 1998. The Company has subleased capacity on a satellite owned and operated by GE American Communications, Inc. ("GE") and leased to PBS by GE. This agreement provides for payments of approximately $3,924,000 over a five-year period that terminates on July 31, 2003. The Company has protected status on this satellite, where in the event of a satellite failure or performance problem, the Company's programming will preempt transmissions of other users on this satellite or on another satellite. As of June 30, 2000, the Company has paid approximately $1,504,400 pursuant to this agreement with approximately $2,419,600 to be paid over the remainder of the term.

         On June 1, 2000, the Company entered into a lease for new office space to be occupied in September 2000 in Atlanta, Georgia at One Capital City Plaza. The lease term is for five (5) years and the initial annual rental is $510,750, subject to annual increases as defined in the agreement. The landlord is required to pay certain tenant improvements in accordance with the lease. The Company currently has four


                                   Form 10-QSB
                                  Page 8 of 16
locations in the Atlanta area, the leases for which expire on or before October, 2000. The Company intends to consolidate these offices in the new space.

         On June 12, 2000, the Company entered into a contract with US Concepts, Inc. to manage and execute a promotion known as "Politically Incorrect on Campus." The promotion will take place from September 1, 2000 through October 31, 2000, and will consist of ten events starring Bill Mahr. The total estimated cost of the promotion is approximately $385,000.

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



                                            SIX MONTHS            SIX MONTHS            THREE MONTHS           THREE MONTHS
                                               ENDED                 ENDED                 ENDED                   ENDED
                                           JUNE 30, 2000         JUNE 30, 1999          JUNE 30, 2000          JUNE 30, 1999

REVENUES
         CTN                               $  7,801,803           $  5,039,853           $  3,076,776           $  2,059,559
         MPM                                 23,712,025                   --               12,276,615                 --
                                           ------------           ------------           ------------           ------------
         Total                             $ 31,513,828           $  5,039,853           $ 15,353,391           $  2,059,559
                                           ------------           ------------           ------------           ------------

PROFIT (LOSS) BEFORE INCOME TAXES
         CTN                               $ (9,527,642)          $ (6,511,537)          ($ 5,784,045)          $ (3,749,000)
         MPM                                 (1,132,956)                --                   (714,797)                 --
                                           ------------           ------------           ------------           ------------
         Total                             $(10,660,598)          $ (6,511,537)          $ (6,498,842)          $ (3,749,000)
                                           ------------           ------------           ------------           ------------

DEPRECIATION AND AMORTIZATION
         CTN                               $  1,558,378           $    667,392           $    921,201           $    359,303
         MPM                                  1,810,251                  --                   905,275                  --
                                           ------------           ------------           ------------           ------------
         Total                             $  3,368,629           $    667,392           $  1,826,476           $    359,303
                                           ------------           ------------           ------------           ------------

INTEREST INCOME
         CTN                                    125,937           $     91,361           $     43,638           $     28,217
         MPM                                     60,419                   --                   28,875                  --
                                           ------------           ------------           ------------           ------------
         Total                                  186,356           $     91,361           $     72,513           $     28,217
                                           ------------           ------------           ------------           ------------

INTEREST EXPENSE
         CTN                               $    490,023           $     31,997           $    276,262           $     17,420
         MPM                                    853,875                   --                  422,186                   --
                                           ------------           ------------           ------------           ------------
         Total                             $  1,343,898           $     31,997           $    698,448           $     17,420
                                           ------------           ------------           ------------           ------------

                                   Form 10-QSB
                                  Page 9 of 16


                          JUNE 30,            JUNE 30,
                           2000                1999
TOTAL ASSETS

         CTN            21,322,927          11,932,633
         MPM            42,516,525                --
                        ----------          ----------
         Total          63,839,452          11,932,633
                        ----------          ----------



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

OVERVIEW

         CTN Media Group, Inc., a Delaware corporation, (the "Company"), commenced operations in January 1991. The Company is a diversified media company specializing in reaching targeted audiences. The Company has properties in the television, magazine, and online sectors. The Company owns and operates the College Television Network ("CTN" or the "Network"), a proprietary commercial television network that operates on college and university campuses across the country. CTN is provided to campuses through single-channel television systems ("Systems") placed free of charge primarily in the campus public venues, including dining facilities and student unions. At June 30, 2000, CTN was installed or contracted for installation at approximately 1,790 locations at various colleges and universities throughout the United States. According to projections from Nielson Media research and audience measuring data, CTN reaches approximately 1,500,000 young adult viewers each day.

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


                                   Form 10-QSB
                                  Page 10 of 16

         MPM, the Company's wholly owned subsidiary, is a leading media placement and promotion specialist in the college, military, and minority segments. MPM utilizes various advertising vehicles throughout the United States to meet its customers' needs, including, but not limited to, newspapers, radio, magazines, and on-site events which target specific markets such as college students, minorities, military personnel and senior citizens.

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

         The Company has two reportable business segments: (i) CTN, which includes the Network, Link Magazine, ID8 and Wetair and (ii) MPM.

         Certain Company revenue is affected by the pattern of seasonality common to most school-related businesses. Historically, the Company has generated a significant portion of its revenue during the period of September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.

RESULTS OF OPERATIONS

         The following table sets forth certain financial data derived from the Company's statement of operations for the six months ended June 30, 2000 and June 30, 1999:


                                                              Three Months Ended
                                                  June 30, 2000                June 30, 1999
                                             ------------------------------------------------------
                                                             % of                           % of
                                                  $         Revenue             $         Revenue
                                             ------------------------------------------------------
Revenue ...........................           15,353,391     100            2,059,559       100
Operating expenses ................           12,310,930      80            1,950,638        95
Selling, general and administrative            7,088,892      46            3,509,415       170
Depreciation and amortization .....            1,826,476      12              359,303        18
Interest income (expense) .........             (625,935)      4               10,797         1

Net Loss ..........................            6,498,842      42            3,749,000       182




                                                              Six Months Ended
                                               June 30, 2000                    June 30, 1999
                                          --------------------------------------------------------
                                                            % of                           % of
                                              $            Revenue              $         Revenue
                                          --------------------------------------------------------

Revenue ...........................       31,513,828          100            5,039,853       100
Operating expenses ................       23,718,703           75            3,784,026        75
Selling, general and administrative       13,929,552           44            7,159,336       142
Depreciation and amortization .....        3,368,629           11              667,392        13
Interest income (Expense) .........       (1,157,542)           4               59,364         1

Net loss ..........................       10,660,598           34            6,511,537       129



                                   Form 10-QSB
                                  Page 11 of 16

         Revenue increased to $15,353,391 and $31,513,828 for the three and six month periods ended June 30, 2000, versus $2,059,559 and $5,039,853 for the comparable periods in the prior year. The primary source for the revenue increase was attributable to MPM, which was acquired in August 1999. Revenue attributable to MPM accounts for approximately $12,300,000 and $23,700,000, respectively, of this increase. In addition, advertising sales for the CTN segment increased approximately $1,000,000 and $2,800,000, respectively, due primarily to sales to new advertisers and increased commitments from the existing advertiser base at the Network. The Company anticipates that it will experience continued sales growth at CTN throughout the fiscal year ending December 31, 2000 by continuing to expand its advertiser base and by increasing the rates charged for its advertising spots to reflect an anticipated increase in viewership. Although the Company has agreements with national advertisers and has held discussions or had prior agreements with other national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising from the Company, or that future significant advertising revenue will ever be generated. Failure to significantly increase advertising revenue could have a material impact on the operations of the Company.

         Operating expenses increased to $12,310,930 and $23,718,703 for the three and six month periods ended June 30, 2000, as compared to $1,950,638 and $3,784,026 for the comparable periods in the prior year. The increase over the comparable prior year period is primarily attributable to direct costs relating to MPM. MPM operating expenses account for approximately $10,200,000 and $19,400,000, respectively, of this increase. Costs related to improving Network programming and the production of higher quality issues of Link account for the remaining increase.

         Selling, general and administrative expenses increased to $7,088,892 and $13,929,552 for the three and six month periods ended June 30, 2000, versus $3,509,415 and $7,159,336 for the comparable periods in the prior year. SG&A expenses attributable to MPM account for approximately $1,500,000 and $2,825,000, respectively, of this increase. The remaining increase is primarily attributable to costs associated with Wetair along with increased marketing, research, expanded sales efforts for both advertising and affiliate sales growth, and agency fees associated with the CTN segment.

         Depreciation and amortization expense totaled $1,826,476 and $3,368,629 for the three and six-month periods ended June 30, 2000, as compared to $359,303 and $667,392 for the comparable periods in the prior year. $905,000 and $1,800,000, respectively, of this increase is primarily related to the amortization of the intangible assets and depreciation recorded in connection with the MPM acquisition. The remaining increase is a result of depreciation taken on equipment associated with the rapid expansion of the Network.

         Interest expense, net of interest income, amounted to $625,935 and $1,157,542 for the three and six-month periods ended June 30, 2000, versus interest income of $10,797 and $59,364 for the comparable periods in the prior year. The interest rates on all credit facilities are on a floating basis. The change from net interest income to expense resulted from borrowings at the end of 1999 on the Company's credit facilities.

         The Company has incurred substantial operating losses since commencement of its operations but anticipates that such operating losses will be significantly reduced in fiscal 2000. The net loss amounted to $6,498,842 and $10,660,598 for the three and six-month periods ended June 30, 2000, versus $3,749,000 and $6,511,537 for the comparable periods in the prior year. The net loss during the respective periods for the quarter reflects the Company's continued efforts to expand its advertiser and affiliate bases.

FINANCIAL CONDITION AND LIQUIDITY

         Cash used in operations increased to $6,869,821 during the six months ended June 30, 2000, from $3,354,680 for the comparable period in the prior year. The impact of an increased loss coupled with decreased accounts payable and accrued expense balances accounts primarily for the increase in cash used in operations for the period. The Company intends to pursue discussions with LaSalle Bank, N.A. and other lenders to either extend or replace the current CTN loan which is due and payable on December 29,


                                   Form 10-QSB
                                  Page 12 of 16

2000. In any event, the Company has obtained a commitment from Holdings to fund cash flow deficits, if any, through December 31, 2000.

         Acquisitions and purchases of property and equipment increased to $3,644,443 during the six months ended June 30, 2000 from $2,222,107 for the comparable period in the prior year. This increase is primarily attributable to the buildout of the Wetair internet site and affiliate growth.

         Cash provided by financing activities was $6,855,299 for the six months ended June 30, 2000, compared to $358,530 for the same period in the prior year. The majority of the proceeds came from the draw down on the Company's credit facility. The remaining balance of financing proceeds was derived from the exercise of warrants and stock options, reduced by a partial paydown on the CIBC loan facility.

         At June 5, 2000 the Company successfully amended one of its loan agreements. Based upon such modification, we are now in compliance with all loan agreements. Holdings has committed to provide funding through fiscal 2000 in the event the Company experiences cash flow deficits from operations or cash flow deficits in connection with debt service requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). This bulletin summarizes certain of the Staff's views in the application of generally accepted accounting principles to revenue recognition in financial statements. The required implementation of SAB 101 has been deferred until the fourth quarter of 2000, although adoption would be as of January 1, 2000. The Company is monitoring on-going interpretations of SAB 101, but at this time believes that there will be no material impact on the Company's financial statements.


                                   Form 10-QSB
                                  Page 13 of 16

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) On May 10, 2000 the Company held its annual meeting of shareholders. At the annual meeting, the shareholders elected the following individuals to the Board of Directors of the Company:

              (1) Jason Elkin               For: 13,717,932;  Against: 3,500;   Abstained: 0
              (2) Avy Stein                 For: 13,717,932;  Against: 3,500;   Abstained: 0
              (3) Stephen Roberts           For: 13,717,932;  Against: 3,500;   Abstained: 0
              (4) Hollis W. Rademacher      For: 13,717,932;  Against: 3,500;   Abstained: 0
              (5) James Wood                For: 13,717,932;  Against: 3,500;   Abstained: 0
              (6) C. Thomas McMillen        For: 13,717,932;  Against: 3,500;   Abstained: 0
              (7) Sergio Zyman              For: 13,717,932;  Against: 3,500;   Abstained: 0
              (8) Geoffrey Kanter           For: 13,717,932;  Against: 3,500;   Abstained: 0
              (9) Martin Grant              For: 13,717,932;  Against: 3,500;   Abstained: 0
             (10) Daniel Gill               For: 13,717,932;  Against: 3,500;   Abstained: 0



         The shareholders also elected PricewaterhouseCoopers LLP as the Company's independent accountant for the current year:

         For:  13,711,852;      Against:  1,680;        Abstained:  7,900

         The shareholders also adopted an amendment to the Company's 1996 Stock Incentive Plan increasing the number of shares of common stock issuable thereunder to 2,000,000:

         For:  12,138,145;      Against:  42,337;       Abstained:  11,861

ITEM 5.  OTHER INFORMATION.

         No events occurred during the quarter covered by this Report that would require a response to this Item.


                                   Form 10-QSB
                                  Page 14 of 16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              The following exhibits are filed with this Report:

              Exhibit 10.1 Employment Agreement dated April 15, 2000 between the Company, UC Holdings, L.L.C. and Neil Dickson

              Exhibit 10.2 Second Amendment to Employment Agreement dated May 26, 2000 between the Company, UC Holdings, L.L.C. and Jason Elkin

              Exhibit 10.3 One Capital City Plaza office lease dated June 1, 2000 between the Company, M.L. Capital City L.L.C. and Lakes Capital City, L.L.C.

              Exhibit 10.4 Letter Agreement dated June 12, 2000 between U.S. Concepts, Inc. and CTN Media Group, Inc.

              Exhibit 10.5 Third Amendment to Credit Agreement dated as of June 5, 2000 among the Company and LaSalle Bank National Association.

              Exhibit 27.1   Financial Data Schedule.

              Exhibit 99.1 Safe Harbor Compliance Statement for Forward Looking Statements

         (b)  Reports on Form 8-K:  None.


                                   Form 10-QSB
                                  Page 15 of 16

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CTN MEDIA GROUP, INC.
                              Registrant


Date: August 11, 2000         /s/ Jason Elkin
                              -------------------------------------------------
                              Jason Elkin
                              CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD
                              (PRINCIPAL EXECUTIVE OFFICER)

Date: August 11, 2000         /s/ Patrick Doran
                              -------------------------------------------------
                              Patrick Doran
                              CHIEF FINANCIAL OFFICER AND SECRETARY
                              (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)


                                   Form 10-QSB
                                  Page 16 of 16