Form 10QSB
period 2000-09-30
CTN MEDIA GROUP INC
filed 2000-11-14
CIK 876013

==============================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[MARK ONE]
     |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

     |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM               TO
                                           ---------------  ---------------

                         COMMISSION FILE NUMBER: 0-19997

                              CTN MEDIA GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                                    DELAWARE
                (State or Other Jurisdiction of Incorporation or
                                  Organization)

                                   13-3557317
                      (I.R.S. Employer Identification No.)

                          3350 PEACHTREE ROAD, STE 1500
                                ATLANTA, GEORGIA
                    (Address of Principal Executive Offices)

                                      30326
                                   (Zip Code)

            ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 256-9630

                        5784 Lake Forrest Drive, Ste 275
                                Atlanta, GA 30328
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of common stock outstanding as of November 9, 2000:  15,010,661

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

ITEM 1. Financial Statements

CTN MEDIA GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2000
                                   (Unaudited)


                                     ASSETS

Current assets:
   Cash and cash equivalents                                                                          $    2,240,019
   Accounts receivable, net of allowance of $751,401                                                      17,468,548
   Prepaid expenses                                                                                          662,208
   Other current assets                                                                                       20,815
                                                                                                    -----------------
          Total current assets                                                                            20,391,590

Investments                                                                                                1,500,000
Property and equipment, net                                                                               14,800,884
Other assets                                                                                                 366,566
Intangible assets, net                                                                                    26,439,327
                                                                                                    -----------------

          Total assets                                                                                $   63,498,367
                                                                                                    =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:
    Accounts payable                                                                                  $   15,200,809
    Accrued expenses                                                                                       1,980,926
    Deferred revenue                                                                                         619,378
    Current portion of notes payable                                                                      14,187,500
                                                                                                    -----------------
          Total current liabilities                                                                       31,988,613
 Long-term liabilities:
    Debt, less current portion                                                                            11,312,500
                                                                                                    -----------------
            Total liabilities                                                                             43,301,113
                                                                                                    -----------------

 Mandatorily redeemable preferred stock                                                                   47,161,062
                                                                                                    -----------------

 Commitments and Contingencies

 Stockholders' deficit:
  Common stock - $.005 par; authorized 50,000,000 shares;
     issued and outstanding 15,010,280 shares                                                                 75,052
  Additional paid in capital                                                                              32,987,044
  Unearned compensation                                                                                    (542,162)
  Accumulated deficit                                                                                   (59,483,742)
                                                                                                ---------------------
          Total stockholders' deficit                                                                   (26,963,808)
                                                                                                ---------------------

          Total liabilities, mandatorily redeemable preferred stock and
 stockholders' deficit                                                                                $   63,498,367
                                                                                                =====================


    The accompanying notes are an integral part of the financial statements.


                                  Form 10-QSB
                                  Page 2 of 16

                              CTN MEDIA GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                             Three Months Ended                 Nine Months Ended
                                                                September 30                       September 30

                                                            2000             1999              2000            1999
                                                       -------------------------------     -----------------------------


Revenue                                                    16,452,716       8,831,381         47,966,543     13,871,234

Expenses

     Operating                                             13,600,714       6,151,742         37,783,502      9,935,767

     Selling, general and administrative                    5,892,081       4,701,722         19,357,548     11,861,056

     Depreciation and amortization                          2,049,554         638,183          5,418,183      1,305,576
                                                       ---------------   -------------     --------------  -------------

                Total Expenses                             21,542,349      11,491,647         62,559,233     23,102,399


Interest Income                                                69,530          29,686            255,886        121,046

Interest Expense                                             (812,377)       (201,895)        (2,156,275)      (233,892)

                                                       ---------------   -------------     --------------  -------------

Net loss                                                   (5,832,480)     (2,832,475)       (16,493,079)    (9,344,011)
                                                       ===============   =============     ==============  =============


Amortization of beneficial conversion feature on mandatorily

    redeemable preferred stock                             (1,402,000)     (7,351,991)        (1,402,000)    (7,351,991)

Dividends and accretion on mandatorily

     Redeemable Preferred stock                            (8,745,822)     (6,448,443)        21,727,758     (6,448,443)
                                                       ---------------   -------------     --------------  -------------

Net Income (loss) available to common shareholders        (15,980,302)    (16,632,909)         3,832,679    (23,144,445)

Net Income (loss) per common share

               Basic                                   $        (1.07)   $      (1.15)     $        0.26    $     (1.61)

               Diluted                                 $        (1.07)   $      (1.15)     $        0.15    $     (1.61)
                                                       ===============   =============     =============   =============
Weighted average number of common shares
outstanding

               Basic                                       14,967,941      14,410,360         14,824,239     14,342,052

               Diluted                                     14,967,941      14,410,360         25,874,588     14,342,052
                                                       ===============   =============     ==============  =============


    The accompanying notes are an integral part of the financial statements.


                                  Form 10-QSB
                                  Page 3 of 16

                              CTN MEDIA GROUP, INC.
                                  CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                                September 30
                                                                                         2000                 1999
                                                                                  -----------------------------------------
Cash flows from operating activities:
   Net loss                                                                            $ (16,493,079)          $ (9,344,011)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
       Depreciation and amortization                                                       5,418,183             1,305,216
       Other amortization                                                                    295,083                37,625
       Compensation from stock options                                                       574,687               928,165
       Bad debt expense                                                                      202,583               149,006
       Loss on disposal of fixed assets                                                       38,988                     -

   Changes in operating assets and liabilities:
       Accounts receivable                                                                   718,862            (4,302,252)
       Prepaid expenses                                                                     (312,905)               61,535
       Other assets                                                                          (15,829)               59,030
       Accounts payable                                                                      691,542             3,169,752
       Accrued expenses                                                                     (667,529)              400,291
       Deferred revenue                                                                     (322,877)              481,463
                                                                                  -------------------  --------------------
              Net cash used in operating activities                                       (9,872,291)           (7,054,180)
                                                                                  -------------------  --------------------

Cash flows from investing activities:
       Purchases of property and equipment                                                (5,321,983)           (3,839,808)
       Cash paid for acquisitions, net of cash received                                            -           (30,436,680)
                                                                                  -------------------  --------------------
             Net cash used in investing activities                                        (5,321,983)          (34,276,488)
                                                                                  -------------------  --------------------

Cash flows from financing activities:
      Repurchase of equity instrument                                                       (275,000)                    -
      Net proceeds from notes payable                                                      9,200,000            15,684,699
      Payments on notes payable                                                           (3,000,000)                    -
      Proceeds from exercise of warrants and stock options                                 1,338,661               370,912
      Net proceeds from issuance of mandatorily redeemable
      preferred stock                                                                      3,000,000            18,863,634
                                                                                  -------------------  --------------------
            Net cash provided by financing activities                                     10,263,661            34,919,245
                                                                                  -------------------  --------------------

Net decrease in cash and cash equivalents                                                 (4,930,613)           (6,411,423)
Cash and cash equivalents, beginning of period                                             7,170,632             6,411,423
                                                                                  -------------------  --------------------
Cash and cash equivalents, end of period                                                  $2,240,019                      -
                                                                                  ===================  ====================


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

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations and of cash flows for the nine months ended September 30, 2000 and 1999.

         The results of operations for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results of operations for a full fiscal year of the Company. Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE (A) - THE COMPANY

         CTN Media Group, Inc., a Delaware corporation formally known as the College Television Network, Inc. (the "Company"), owns and operates the College Television Network ("CTN", or the "Network"), Link Magazine, iD8, and Armed Forces Communications, Inc., doing business as Market Place Media ("MPM"), and owns a 90% interest in its consolidated subsidiary Wetair.com, L.L.C. ("Wetair"). CTN is a proprietary commercial television network that operates on college and university campuses, through single-channel television systems placed free of charge primarily in the campus public venues, including dining facilities and student centers. CTN generates revenue from advertising displayed on the Network. At September 30, 2000 and 1999, CTN was installed or contracted for installation at approximately 1,844 and 1,391 locations, respectively. CTN currently reaches an estimated audience of approximately 1,500,000 young adult viewers each day based on data provided by Nielson Media Research. Link Magazine is distributed free of charge to more than 750 campuses nationwide. Each issue of the publication is direct mailed to over 1,000,000 students on college campuses. The magazine enjoys a total readership of 3,200,000 college students, according to Student Monitor. iD8 is an Atlanta-based advertising agency primarily involved in supporting the creative needs of the Company. In addition, iD8 places media buys and provides creative services for third party clients. MPM is a leading media placement and promotion specialist in the college, military, and minority segments. MPM utilizes various advertising vehicles throughout the United States to meet its customers' needs, including, but not limited to, newspapers, radio, magazines, Internet, and on-site events which target specific markets such as college students, minorities, military personnel and senior citizens. Wetair was formed on October 13, 1999, to create a niche entertainment based web site targeting the young adult demographic. The site, which was soft launched May 1, 2000 and relaunched September 1, 2000, contains art and entertainment content from established media channels and from user submitted sources. The minority shareholder of Wetair has no obligation to fund its operations or deficit, therefore, the Company has not recorded a 10% reduction in its share of the net loss of Wetair or a related


                                  Form 10-QSB
receivable from the minority shareholder. The Company has two reportable business segments: (i) CTN, which includes the Network, Link Magazine, iD8, and Wetair, and (ii) MPM.

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


NOTE (B ) MANDATORILY REDEEMABLE PREFERRED STOCK

         As of September 30, 2000, U-C Holdings, LLC, a Delaware limited liability company and majority shareholder of the Company ("Holdings"), owns a total of 2,176,664 shares of the Company's 2,510,000 authorized shares of Series A Convertible Preferred Stock, $.001 par value per share ("Series A Preferred"). The issued shares are convertible into 7,255,546 shares of common stock at a price of $4.50 per share. The Company has reserved these common shares for possible conversions.

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

         On August 30, 2000 Holdings purchased 66,666 shares of Series A Preferred for $1,000,000. The shares became available for purchase under the Amended and Restated Purchase Agreement because MPM's financial performance allowed the guaranty by Willis Stein & Partners, L.L.P. ("WSP") and Holdings of the indebtedness of MPM to CIBC to be reduced, thus freeing a portion of the shares reserved for sale to Holdings upon the WSP or Holdings guaranty being called.

         For the three month and nine month periods ended September 30, 2000, net adjustments of $8,745,822 and ($21,727,758) were recorded to adjust the carrying value of the Series A Preferred to its highest redemption value with the offset being recorded as an adjustment to stockholder's equity. As of September 30, 2000, the Series A Preferred has been accreted to its highest redemption value based on the Company's closing common stock price of $6.50 per share at such date. The adjustments recorded during the first, second and third quarter are a direct result of the fluctuation in the market value of the Company's stock price from $10.00 at December 31, 1999 to $6.25 at March 31, 2000 to $5.37 at June 30, 2000 to $6.50 at September 30, 2000. Since the Series A Preferred is redeemable on July 23, 2006, at the discretion of the Series A Preferred Stockholders, at the greater of the liquidation value (which is the purchase price plus accrued and unpaid dividends) and the market value of the underlying common stock, the Company is required to accrete the Series A Preferred to its highest redemption value at each balance sheet date. Accordingly, as the market price of the common stock changes, the redemption value and the related accretion amount will change; however, the highest redemption value will never be less than original cost plus accrued dividends. As a result of the fluctuation in the Company's stock price during the nine month period, the Company has reported positive earnings per share for the nine month period.

         The Series A Preferred shares issued to Holdings have been initially recorded on the balance sheet net of the value allocated to the favorable conversion terms of the security (the "Beneficial Conversion Feature"). The Beneficial Conversion Feature is calculated as the difference between the conversion price of the security and the market price of the Common Stock on the commitment date of the purchases, as defined. Because the securities are immediately


                                  Form 10-QSB
convertible (although they are not immediately redeemable), the amounts ascribed to the Beneficial Conversion Feature have been immediately amortized through charges to Stockholder's Equity and included as adjustments to arrive at net loss available to common shareholders on the Consolidated Statement of Operations. The adjustments to net loss available to common stockholders associated with the Beneficial Conversion Feature were $1,402,000 for the three and nine months ended September 30, 2000.


NOTE (C) - DEBT

         During 1999, the Company obtained a $12,000,000 revolving credit loan (the "CTN Loan") from a financial institution for working capital purposes. The CTN Loan, as amended, is on a revolving credit basis and requires the Company to obtain equity investments, from Holdings or other investors, on a dollar-for-dollar basis for every dollar borrowed under the CTN Loan up to the $12,000,000 credit limit. The CTN Loan bears interest at either (i) the Base Rate which is equal to the greater of (a) the Federal Funds Rate plus 0.5% or
(b) the Prime Rate, plus 2.00% per annum; or (ii) the Eurodollar Rate, plus 3.50% per annum. A commitment fee of .5% per annum on the unused portion of the facility is required. The CTN Loan is due and payable in full on December 29, 2000 and, as such, all amounts due thereunder have been classified as current at September 30, 2000. The Company is discussing an extension of the CTN Loan with the financial institution. The CTN Loan is guaranteed by a negative pledge of the outstanding shares of stock of the Company owned by Holdings. Amounts outstanding under the CTN loan at September 30, 2000 were $12,000,000. At September 30, 2000, the weighted average interest rate on the CTN Loan was 11.37% on the debt outstanding.

         On August 31, 1999, concurrent with the MPM acquisition, MPM obtained a $15,000,000 Term Loan ("Term Loan") and a $2,000,000 revolving credit line ("Revolver Loan") from a separate financial institution and its affiliates. MPM distributed the proceeds of the Term Loan to the Company to pay the MPM shareholders in the Company's acquisition of the capital stock of MPM on August 31, 1999 (the "MPM Acquisition"). Amounts outstanding under the Term Loan and the Revolver Loan at September 30, 2000 were $13,500,000 and $0, respectively.

         Both the Term Loan and the Revolver Loan bear interest at either the Alternate Base Rate which is the higher of the Prime Rate or the Federal Funds Rate, as defined, plus 0.5%, or the "Eurodollar Base Rate" as defined, plus the applicable margin, which is variable depending on various financial conditions set forth in the credit agreement. The weighted average interest rate was 9.30% on debt outstanding for the nine months ended September 30, 2000.

         During November, 2000 the Company entered into an amendment to the Term Loan and the Revolver Loan. The amount of the Revolver Loan has been increased from $2,000,000 to $5,000,000. The due date of the Revolver Loan was changed from September 30, 2004 to December 31, 2001. Immediately following the amendment, the Company used $500,000 from the Revolver Loan to pay down the amount outstanding under the Term Loan to $13,000,000. Pursuant to the terms of the amendment, the Term Loan is payable in quarterly installments of $562,500 each for the first three quarters of 2001, with payment in full due December 31, 2001. The amendment provides for the funding of a one-time dividend of $4,500,000 from MPM to the Company. In addition, the Company is permitted to receive a one-time dividend payment of $500,000 from MPM's excess cash flow, if available, in accordance with the terms of the agreement.

         The Company's debt agreements contain financial covenants which, among other restrictions, require the maintenance of certain financial ratios and cash flows, restrict asset purchases, dividend payments or distributions to the Company by MPM. At September 30, 2000 the Company was not in compliance with a financial covenant as required under the CTN Loan.


                                  Form 10-QSB
                                  Page 7 of 16

The financial institution has granted the Company a waiver of the covenant noncompliance. Substantially all of the assets of the Company are pledged as collateral for the loans. Holdings has committed to provide funding through fiscal 2000 in the event the Company experiences cash flow deficits from operations or cash flow deficits in connection with debt service requirements.


NOTE (D) - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                      ESTIMATED            SEPTEMBER 30,
                                                                    USEFUL LIVES               2000

Entertainment systems completed                                        5 years               $14,983,868
Machinery and equipment                                              5 -7 years                1,230,794
Software and website development costs                              8 mos-5 years              2,714,832
Furniture and Fixtures                                                 7 years                   854,623
Leasehold improvements                                               7-11 years                  330,782
                                                                                          ---------------
                                                                                             $20,114,899
Less:  Accumulated depreciation                                                               (5,314,015)
                                                                                          ---------------
Total                                                                                        $14,800,884
                                                                                          ===============

         Depreciation expense for the nine months ended September 30, 2000 and the nine months ended September 30, 1999 was approximately $2,795,238 and $1,102,012 respectively.


NOTE (E) - INTANGIBLE ASSETS
Intangible assets consist of the following:

                                                                      ESTIMATED            SEPTEMBER 30,
                                                                    USEFUL LIVES                2000

Goodwill                                                             10-15 years              $9,806,359
Customer relationships                                                 7 years                16,293,000
Trademarks/tradenames                                                10-15 years               3,458,951
Other intangibles                                                    2-15 years                  842,374
                                                                                          ---------------
                                                                                             $30,400,684
Less:  Accumulated amortization                                                              (3,961,357)
                                                                                          ---------------
                  Total                                                                      $26,439,327


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

         The Company is currently utilizing BTV Systems, Satellite Engineering Group, and Viatech International, Inc. to complete installations of Network equipment in new locations. The Company has also entered into an Origination Services Contract with Crawford Communications, Inc. ("Crawford"). The original agreement provides for payments of approximately $1,320,000 over a

                                  Form 10-QSB
five-year period ending on July 15, 2003. In accordance with the Origination Services Contract, Crawford is responsible for the transmission via satellite of CTN's daily programming, including encoding signals, testing, maintaining CTN's programming library, and obtaining programming from Turner Private Networks, Inc. ("Turner") pursuant to the Company's programming agreement with Turner, as well as other programming from other CTN sources. Crawford is also responsible for the uplink of the programming to a satellite as well as the downlink of the signal from the satellite at each installation site. As of September 30, 2000, the Company has paid approximately $770,000 to Crawford pursuant to the Origination Services Contract.

         On March 27, 1998, the Company signed an agreement with Turner Broadcasting System, Inc. to provide news and sports programming on CTN through December 31, 2002. This agreement supercedes the prior programming agreement entered into on November 5, 1996. On July 30, 1999, the Company signed an amendment to this agreement to provide CNN Headline News programming on CTN through December 31, 2002. The total license fee is approximately $3,156,250. As of September 30, 2000, the Company has paid approximately $1,461,250 pursuant to this agreement, with approximately $1,695,000 to be paid over the remainder of the agreement.

         In connection with the delivery platform conversion during 1998, the Company entered into a Transponder Use Agreement with Public Broadcasting Service ("PBS") on April 30, 1998. The Company has subleased capacity on a satellite owned and operated by GE American Communications, Inc. ("GE") and leased to PBS by GE. This agreement provides for payments of approximately $3,924,000 over a five-year period that terminates on July 31, 2003. The Company has protected status on this satellite, where in the event of a satellite failure or performance problem, the Company's programming will preempt transmissions of other users on this satellite or on another satellite. As of September 30, 2000, the Company has paid approximately $1,699,400 pursuant to this agreement with approximately $2,224,600 to be paid over the remainder of the term.

         On June 1, 2000, the Company entered into a lease for new office space in Atlanta, Georgia at One Capital City Plaza. The Company moved its headquarters to One Capital City Plaza in September 2000. This move enabled the Company to consolidate four different Atlanta locations into one. The lease term is for five (5) years and the initial annual rental is $510,750, subject to annual increases as defined in the agreement.

         On June 12, 2000, the Company entered into a contract with US Concepts, Inc. to manage and execute a promotion known as "Politically Incorrect on Campus." The promotion took place from September 1, 2000 through October 31, 2000, and consisted of ten events starring Bill Maher. The total estimated cost of the promotion was approximately $385,000.


NOTE (G) SEGMENT REPORTING

         The Company has two reportable segments as defined under Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"): (i) CTN and (ii) MPM. Segment information previously reported has been restated to conform to the current presentation. See Note (A) for a description of the products and services provided by each segment. MPM was acquired on August 31, 1999. Accordingly, the MPM segment information presented below for 1999 included only one month of activity. The Company evaluates each segment's performance based on income or loss before income taxes. Information regarding the operations of these reportable segments is as follows:


                                  Form 10-QSB

                                              NINE MONTHS         NINE MONTHS           THREE MONTHS      THREE MONTHS
                                                ENDED               ENDED                  ENDED             ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,          SEPTEMBER 30,     SEPTEMBER 30,
                                                 2000               1999                   2000              1999
REVENUES
         CTN                                  $ 10,656,986          $8,076,058             $2,855,183        $3,036,205
         MPM                                    37,309,557           5,795,176             13,597,533         5,795,176

                                          ------------------- -------------------    ------------------- -----------------
         Total                                 $47,966,543         $13,871,234            $16,452,716        $8,831,381
                                          ------------------- -------------------    ------------------- -----------------


PROFIT (LOSS) BEFORE INCOME TAXES

         CTN                                  $(15,220,521)        $(9,908,127)           $(5,692,879)      $(3,396,591)
         MPM                                    (1,272,558)            564,116               (139,601)          564,116

                                          ------------------- -------------------    ------------------- -----------------
         Total                                $(16,493,079)        $(9,344,011)           $(5,832,480)      $(2,832,475)
                                          ------------------- -------------------    ------------------- -----------------

DEPRECIATION AND AMORTIZATION

         CTN                                    $2,702,408          $1,287,114             $1,144,030          $619,721
         MPM                                     2,715,775              18,462                905,524            18,462

                                          ------------------- -------------------    ------------------- -----------------
         Total                                  $5,418,183          $1,305,576             $2,049,554          $638,183
                                          ------------------- -------------------    ------------------- -----------------

INTEREST INCOME

         CTN                                      $171,453            $115,764                $45,516           $24,404
         MPM                                        84,433               5,282                 24,014             5,282

                                          ------------------- -------------------    ------------------- -----------------
         Total                                    $255,886            $121,046                $69,530           $29,686
                                          ------------------- -------------------    ------------------- -----------------

INTEREST EXPENSE

         CTN                                      $870,336             $96,095               $380,312           $64,098
         MPM                                     1,285,939             137,797                432,065           137,797

                                          ------------------- -------------------    ------------------- -----------------
         Total                                  $2,156,275            $233,892               $812,377          $201,895
                                          ------------------- -------------------    ------------------- -----------------




                                              SEPTEMBER 30,
                                                  2000
TOTAL ASSETS

         CTN                                    21,815,281
         MPM                                    41,683,086

                                          -------------------
         Total                                  63,498,367
                                          -------------------

Substantially all of the property and equipment owned by the Company is used in the operations of CTN.

                                  Form 10-QSB

NOTE (H) SUBSEQUENT EVENT

         On November 1, 2000, the Company issued a press release announcing the retention of investment banking firm Merrill Lynch & Co. Merrill Lynch & Co. will explore a range of strategic alternatives aimed at enhancing shareholder value, including mergers, strategic partnerships and a possible sale of the Company.

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

OVERVIEW

         CTN Media Group, Inc., a Delaware corporation, (the "Company"), commenced operations in January 1991. The Company is a diversified media company specializing in reaching targeted audiences. The Company has properties in the television, magazine, and online sectors. The Company owns and operates the College Television Network ("CTN" or the "Network"), a proprietary commercial television network that operates on college and university campuses across the country. CTN is provided to campuses through single-channel television systems ("Systems") placed free of charge primarily in the campus public venues, including dining facilities and student unions. At September 30, 2000, CTN was installed or contracted for installation at approximately 1,844 locations at various colleges and universities throughout the United States. According to projections from Nielson Media research and audience measuring data, CTN reaches approximately 1,500,000 young adult viewers each day.

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

         Wetair.com, the Company's proprietary Internet site, is a lifestyle and entertainment destination site for the 18-24 year old demographic. The site, which had a soft launch on May 1, 2000 and relaunched on September 1, 2000, features lifestyle categories hosted by on-screen personalities that will promote interaction and content submission from its user base. As of the formation date, the Company owns 90% of the outstanding stock of Wetair and operates it as a subsidiary of the Company.


                                  Form 10-QSB

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


RESULTS OF OPERATIONS

         The following table sets forth certain financial data derived from the Company's statement of operations for the three and nine months ended September 30, 2000 and September 30, 1999:

                                                                          Three Months Ended
                                                        September 30, 2000                 September 30, 1999
                                                 ---------------------------------- ----------------------------------
                                                                        % of                               % of
                                                        $             Revenue              $              Revenue
                                                 ---------------- ----------------- ----------------- ----------------

Revenue.....................................       16,452,716             100           8,831,381            100
Operating expenses..........................       13,600,714              83           6,151,742             70
Selling, general and administrative.........        5,892,081              36           4,701,722             53
Depreciation and amortization...............        2,049,554              12             638,183              7
Interest income (expense)...................        (742,847)               5           (172,209)              2

Net Loss ...................................        5,832,480              35           2,832,475             32


                                                                          Nine Months Ended
                                                        September 30, 2000                 September 30, 1999
                                                 ---------------------------------- ----------------------------------
                                                                        % of                               % of
                                                        $             Revenue              $              Revenue
                                                 ---------------- ----------------- ----------------- ----------------

Revenue.....................................       47,966,543             100          13,871,234            100
Operating expenses..........................       37,783,502              79           9,935,767             72
Selling, general and administrative.........       19,357,548              40          11,861,056             86
Depreciation and amortization...............        5,418,183              11           1,305,576              9
Interest income (Expense)...................      (1,900,389)               4           (112,846)              1

Net loss....................................       16,493,079              34           9,344,011             67


         Revenue increased to $16,452,716 and $47,966,543 for the three and nine month periods ended September 30, 2000, versus $8,831,381 and $13,871,234 for the comparable periods in the prior year. The primary source for the revenue increase was attributable to MPM, which was acquired in August 1999. MPM revenue accounts for approximately $7,800,000 and $31,500,000, respectively, of this increase. During the year, MPM continued to generate increased sales activity in the military, minority, college, and radio areas. In addition, advertising sales for the CTN segment increased approximately $2,600,000 for the nine month period ended September 30, 2000, due primarily to sales to new advertisers and increased commitments from the existing advertiser base at the Network. Although Network advertising sales decreased 6% for the three month period ended September 30, 2000 versus the comparable period in the prior year, this is not indicative of a decline in the Network customer base. The Network had entered into several barter agreements for which revenue cannot be recognized under current accounting pronouncements. The Company anticipates that it will experience sales growth at CTN for the fiscal year ending December 31, 2000 by continuing to expand its advertiser base and by increasing the rates charged for its advertising spots to reflect an anticipated increase in viewership. Although the

                                  Form 10-QSB

Company has agreements with national advertisers and has held discussions or had prior agreements with other national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising from the Company, or that future significant advertising revenue will ever be generated. Failure to significantly increase advertising revenue could have a material impact on the operations of the Company.

         Operating expenses increased to $13,600,714 and $37,783,502 for the three and nine month periods ended September 30, 2000, as compared to $6,151,742 and $9,935,767 for the comparable periods in the prior year which included only one month of MPM activity. The increase over the comparable prior year period is primarily attributable to direct costs relating to MPM. MPM operating expenses account for approximately $6,700,000 and $26,000,000, respectively, of this increase. Costs related to improving Network programming and the production of higher quality issues of Link account for the remaining increase.

         Selling, general and administrative expenses increased to $5,892,081 and $19,357,548 for the three and nine month periods ended September 30, 2000, versus $4,701,722 and $11,861,056 for the comparable periods in the prior year. SG&A expenses attributable to MPM account for approximately $700,000 and $3,500,000, respectively, of this increase. The remaining increase is primarily attributable to costs associated with Wetair along with increased marketing, research, expanded sales efforts for both advertising and affiliate sales growth, and agency fees associated with the CTN segment.

         Depreciation and amortization expense totaled $2,049,554 and $5,418,183 for the three and nine-month periods ended September 30, 2000, as compared to $638,183 and $1,305,576 for the comparable periods in the prior year. $890,000 and $2,700,000, respectively, of this increase is primarily related to the amortization of the intangible assets and depreciation recorded in connection with the MPM acquisition. The remaining increase is a result of depreciation taken on equipment associated with the rapid expansion of the Network.

         Interest expense, net of interest income, amounted to $742,847 and $1,900,389 for the three and nine-month periods ended September 30, 2000, versus interest expense, net of interest income of $172,209 and $112,846 for the comparable periods in the prior year. The increase is primarily due to the increased debt levels associated with the MPM acquisition. The interest rates on all credit facilities are on a floating basis.

         The Company has incurred substantial operating losses since commencement of its operations. The net loss amounted to $5,832,480 and $16,493,079 for the three and nine-month periods ended September 30, 2000, versus $2,832,475 and $9,344,011 for the comparable periods in the prior year. The net loss during the respective periods for the quarter reflects the Company's continued efforts to expand its advertiser and affiliate bases.


FINANCIAL CONDITION AND LIQUIDITY

         Cash used in operations increased to $9,872,291 during the nine months ended September 30, 2000, from $7,054,180 for the comparable period in the prior year. The impact of an increased loss primarily accounts for the increase in cash used in operations for the period. The Company has amended various provisions of the Term Loan and Revolver Loan as discussed in Note (C) to make additional cash available to the Company. As a result of these modifications, the Term Loan is payable in quarterly installments of $562,500 each for the first three quarters of 2001, with payment due in full December 31, 2001.

         Acquisitions and purchases of property and equipment amounted to $5,321,983 during the nine months ended September 30, 2000 from $34,276,488 for the comparable period in the prior year. The purchase of MPM for approximately $30,000,000 in August 1999 accounts for nearly all of the investing activities of the Company in the nine months ended September 30, 1999. The property and equipment expenditures in the nine months ended September 30, 2000 are attributable primarily to affiliate growth and the buildout of the Wetair Internet site.


                                  Form 10-QSB

         Cash provided by financing activities was $10,263,661 for the nine months ended September 30, 2000, compared to $34,919,245 for the same period in the prior year. The current proceeds came from the draw down on the CTN Loan facility reduced by a partial pay down on the Term Loan and Revolver Loan. The remaining balance of financing proceeds was derived from the issuance of Series A Preferred and the exercise of warrants and stock options.

         At September 30, 2000, the Company was not in compliance with a financial covenant as required under the CTN Loan. The financial institution has granted the Company a waiver for the covenant default.

         The entire amount outstanding on the CTN Loan of $12,000,000 is due December 29, 2000. The Company is currently in discussions with the financial institution to extend the current CTN Loan. In any event, Holdings has committed to provide funding through fiscal 2000 in the event the Company experiences cash flow deficits from operations or cash flow deficits in connection with debt service requirements.

         The Company has retained the investment banking firm of Merrill Lynch & Co., Inc. to explore a range of strategic alternatives to enhance stockholder value, including a merger, strategic relationship or a possible sale of the Company.


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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. ("FAS 133"). This statement is effective for fiscal years beginning after June 15, 2000. (January 1, 2001 for the Company.) The new accounting standard is not expected to have a significant impact on the results of operations.


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

         No matters were submitted to a vote of security holders of the Company.


ITEM 5.  OTHER INFORMATION.

         No events occurred during the quarter covered by this Report that would require a response to this Item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  The following exhibits are filed with this Report:

                  Exhibit 10.1 Second Amendment to Employment Agreement of Jason Elkin
                  Exhibit 27.1   Financial Data Schedule.
                  Exhibit 99.1 Safe Harbor Compliance Statement for Forward-Looking Statements.

          (b)     Reports on Form 8-K:

                  A report on Form 8-K dated July 20, 2000 disclosing the issuance of 133,333 shares of Series A Convertible Preferred to U-C Holdings, LLC was filed on August 1, 2000.

                  A report on Form 8-K dated August 30, 2000 disclosing the issuance of 66,666 shares of Series A Convertible Preferred to U-C Holdings, LLC was filed on September 7, 2000.


                                  Form 10-QSB

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CTN MEDIA GROUP, INC.
                                   Registrant



Date: November 13, 2000                  /s/ Jason Elkin
                                         ---------------
                                   Jason Elkin
                                   CHIEF EXECUTIVE OFFICER AND
                                   CHAIRMAN OF THE BOARD
                                   (PRINCIPAL EXECUTIVE OFFICER)


Date: November 13, 2000                  /s/ Patrick Doran
                                         -----------------
                                  Patrick Doran
                                  CHIEF FINANCIAL OFFICER AND SECRETARY
                                  (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)


                                  Form 10-QSB
                                 Page 16 of 16