Form 10KSB
period 2000-12-31
CTN MEDIA GROUP INC
filed 2001-04-02
CIK 876013

      --------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        --------------------------------
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.
                    For the fiscal year ended December 31, 2000
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE OF THE SECURITIES
    EXCHANGE ACT OF 1934.
               For the transition period from ________ to ________

                           Commission File No. 0-19997

                              CTN MEDIA GROUP, INC.
                 (Name of Small Business Issuer in Its Charter)

            DELAWARE                                                  13-3557317
   (State or Other Jurisdiction of                                 (I.R.S. Employer
   Incorporation or Organization)                                 Identification No.)

  3350 PEACHTREE ROAD, SUITE 1500                                        30326
      ATLANTA, GEORGIA                                                 (Zip Code)
(Address of Principal Executive Offices)

                                   (404) 256-9630
                (Issuer's Telephone Number, Including Area Code)

                        --------------------------------

             Securities registered under Section 12(b) of the Exchange Act:

       TITLE OF EACH CLASS                              NAME OF EACH EXCHANGE ON WHICH REGISTERED
             None                                                         None

                        ---------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Stock, $.005 par value per share
                                 (Title of Class)

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

State issuer's revenues for its most recent fiscal year:  $68,897,758.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 8, 2001 (computed by reference to the average bid and asked prices of such stock on March 8, 2001) was approximately $8,163,357.

There were 15,090,066 shares of the issuer's common stock outstanding as of March 8, 2001.

Transitional Small Business Disclosure Format (check one): Yes  [ ]    No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive proxy statement for its annual meeting of stockowners scheduled for May 9, 2001 are incorporated by reference into Part III of this Report.

                           FORWARD-LOOKING STATEMENTS

         Certain forward-looking information contained in this Annual Report is being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning the Company's future financial and operating performance, and such information can be found under Item 1 - "Description of Business" and
Item 6 - "Management's Discussion and Analysis or Plan of Operation" among other places in this Annual Report. The forward-looking information contained herein is subject to assumptions and beliefs based on current information known to the Company and factors that could yield actual results differing materially from those anticipated. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results. Please see Exhibit
99.1 "Safe Harbor Compliance Statement for Forward-Looking Statements," the terms of which are incorporated herein, for additional factors to be considered by stockholders and prospective stockholders.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         CTN Media Group, Inc., a Delaware corporation formerly known as College Television Network, Inc., (the "Company"), commenced operations in January 1991. The Company is a diversified media company specializing in reaching targeted audiences. The Company operates in the television, magazine, newspaper and online sectors. The Company owns and operates the College Television Network (the "Network"), a proprietary commercial television network that operates on college and university campuses across the United States. The Network is provided to campuses through single-channel television systems ("System") placed free of charge primarily in the campus public venues, including dining facilities and student unions. At December 31, 2000, the Network was installed or contracted for installation at approximately 1,876 locations at approximately 810 colleges and universities throughout the United States. The Network reaches
1.5 million young adult viewers each day.

         The Company publishes Link Magazine ("Link"), the most widely read college magazine in the United States, according to Student Monitor. Each issue of the publication is direct mailed to over one million students on college campuses. The magazine enjoys a total readership of 3.2 million college students per issue. In addition, the Company owns iD8 Marketing ("iD8"), an Atlanta-based advertising agency primarily involved in placing media buys and providing creative services for its clients.

         Since August 1999, the Company has owned and operated Market Place Media ("MPM"), a leading media placement and promotion specialist in the college, military and minority segments. MPM places targeted advertising primarily through specialty newspapers but also through magazines, radio and on-site events.

         Since October 1999, the Company has operated Wetair.com, L.L.C. ("Wetair.com"), which operates a proprietary Internet site for the Company called "Wetair.com." Wetair.com is a lifestyle and entertainment destination site for the 18-24 year old demographic. The site features five lifestyle categories (music, film, electronica, comedy and lifestyles) and is hosted by on-screen personalities that promote interaction and content submission from its user base. Wetair.com launched its Internet site in September 2000. The Company owns approximately 90% of the equity in Wetair.com.

         The Company has three reportable business segments: (i) the CTN segment, which includes the Network, Link and iD8, (ii) Wetair.com, and (iii) MPM.

CTN

THE COLLEGE TELEVISION NETWORK SYSTEM

         The Company believes the Network to be the largest college and university private commercial television network in the United States. The Network is transmitted via satellite to many of the nation's largest colleges and universities, including among others: Ohio State University, the Pennsylvania State University, Arizona State University, NYU, Michigan State University, UCLA, the University of Florida, the University of Michigan, the University of Washington, Louisiana State University, the University of South Florida, the University of Illinois, the University of Maryland, and the University of Arizona.

         The Network's programming of music, news, information and entertainment is viewed on monitors placed in strategic locations throughout the campus site to help ensure exposure and ease of viewership. Each site is equipped with a main processing unit and from one to ten viewing monitors. In order to enhance the flexibility and program diversification of the Network, the Company utilizes a state-of-the-art digital video broadcast ("DVB") delivery platform. DVB offers the Network a state-of-the-art delivery system that is reliable and cost-efficient and that provides the operational flexibility the Network desires. The DVB delivery platform ensures reliability of delivery and the highest standards of digital quality. The DVB platform enables the Company to expand programming opportunities, as evidenced by the Network's ability to broadcast two distinct channels of programming simultaneously: urban programming and mainstream programming. Through its Transponder Lease Agreement with Public Broadcasting Service, Inc. ("PBS"), the Company has the capacity to add a third channel for additional Network programming. The Company also receives customized news and sports programming produced by CNN for the Network through an agreement with Turner Private Networks. The Network airs newscasts twice an hour, with new newscasts being produced twice daily. In addition, the Network now broadcasts CNN Headline News "Top Stories" segments. In fiscal 2000, the Network also aired original programming features such as portions of the "Politically Incorrect" segment sponsored by the Network, the Gravity Games, Mademoiselle Connections, PC Magazine "First Looks," Pay Dirt, Comic Relief and a Network-sponsored concert tour.

         The Network's revenues are primarily derived from commercial advertising. The Company presently allots eight minutes of advertising available per hour, however, if sales increase it may increase the amount of advertising to 16 minutes per hour. The Company believes the Network is well-positioned to offer advertisers a highly targeted and effective way to reach a highly desirable audience: 18 to 24-year-old college and university students with significant disposable income. This demographic group maintains proven attractiveness to national advertisers. The Network's cost per thousand viewers ("CPM") pricing is highly competitive in the industry. National advertisers on the Network during fiscal 2000 included AT&T Corporation; The Andrew Jergens Co. (Biore); Best Buy Company, Inc.; Bristol Meyers Squibb (Clairol); Burger King Corporation, Buena Vista Pictures, Inc., The Coca-Cola Company, Colgate-Palmolive Company S.A.I.C.; Duckhead Apparel Company, Inc.; Ecampus.com; Hershey Foods Corporation; American Isuzu Motors, Inc.; K-Swiss, Inc.; Mars, Inc.; Colgate-Palmolive Company (Mennen); NewLine Cinema Corporation; Nike, Inc.; Philips Electronics North America Corporation; Sony Corporation; Universal Pictures (The Seagram Company Ltd.); U.S. Army; Warner-Lambert Company (Mentos) and Volkswagen of America, Inc. The Company's mix of advertisers on the Network changes from time to time. The Company's network advertising revenues have grown from $8,147,788 in fiscal 1999 to $13,490,498 in fiscal 2000.

         To date, the Company's strategy regarding the Network has been to expand the number of institutions in which the Network is offered and to expand the number of advertisers on the Network. With the Network operating or contracted for installation on 1,876 college and university locations, the Company believes it has successfully met its objective of expanding its number of affiliate institutions. The Company will now focus on hiring a seasoned sales staff, and attempt to increase CPM rates and inventory sell-out percentages. The Company believes advertising revenues could grow significantly and enable the Company to reach profitability. The Company also continues to explore other avenues in which it can penetrate the college market in diversified ways.

NETWORK PROGRAMMING CONTENT

         The Network's programming consists primarily of music, news, information and entertainment. The Network's music programming is provided to the Company free of charge by major music companies, including Warner/Elektra/ Atlantic, Columbia/Epic, Interscope/MCA/Universal, Arista/RCA, Capital and Virgin.

         Pursuant to an agreement with Turner Private Networks, Inc. the Network has a license to broadcast certain CNN news and sports programming, including CNN Headline News "Top Stories" segments, through December 31, 2002. The total license fee pursuant to this agreement is approximately $3,200,000.

         The Network has created and produced numerous original programming segments. These programs include a "Politically Incorrect" tour to college campuses, and co- sponsorship of the Gravity Games which aired on NBC. In addition, through various content agreements, the Network airs segments such as Mademoiselle Connections, PC Magazine "First Looks," and Farmclub.

THE SYSTEMS - INSTALLATION AND MAINTENANCE

         Each System is installed, without charge to the institution, at designated locations agreed upon between the Company and the institution. Due to the Company's increased marketing efforts, the Network is currently installed in 48 states nationwide and reaches 97 of the top 100 Designated Marketing Areas, known as "DMAs." The Company bears the costs of normal maintenance and replacement parts for each System.

         The Company has obtained liability insurance that generally covers losses from fire, theft, vandalism and certain other events for each installed System. The Company pays insurance premiums on a per System basis and intends to expand coverage to newly installed Systems each quarter. There can be no assurance that such insurance can be maintained at reasonable rates, or at all. Without such insurance, significant damage to a number of Systems could adversely affect the Company and its financial condition. To date, the Company has filed only one insurance claim for losses. The Company has also obtained insurance for certain of the costs associated with its reliance upon satellite technology, including the costs of redirecting satellite dishes to a new satellite transponder, and the lost advertising revenues resulting from any satellite failure.

         Of the 1,876 Systems contracted for as of December 31, 2000, 1,754 were installed throughout the United States at college and university campuses. The remaining Systems are expected to be installed by the spring of 2001. System installation generally takes approximately 6 to 8 weeks from the date the contract is signed by the college or university. The average agreement with an institution is typically for a three-year term.

         The components for each System are generally standard, and the Company believes, based on its past experience and discussions regarding proposals with various component part manufacturers and suppliers, that such components will continue to be available from several different sources. Based on the stated estimated mean time to failure provided by component part manufacturers and suppliers, the expected useful life for each System is approximately five years. The warranties for such components are generally for 12 months.

NETWORK MARKETS

         As discussed above, there are approximately 3,600 colleges and universities in the United States. Since the Network has successfully entrenched itself in 97 of the top 100 DMAs, the Company will focus on marquee type locations going forward.

         The Company markets its Systems principally to colleges and universities and to local operators responsible for dining facilities at targeted college or university campuses. The Company contracted with 301 new affiliate locations in 2000. This growth is attributable to several factors: a dedicated, professional affiliate sales staff, a full service affiliate relations support team and the Network's status as a state-of-the-art, reliable programming vehicle that students enjoy watching. The Company has 19 full-time employees involved in affiliate sales and affiliate support functions.

LINK AND ID8

         Each issue of Link is distributed to college campuses at strategic times throughout the academic year. Link is distributed complimentarily to college students. Link offers a diverse mix of content: from stories on quality of education, responsible drinking and crime on campus, to service pieces about planning a course load or decorating dorm rooms. Link's patented distribution is unique in the industry as it is based on a mailing system that allows Link to be mailed through the U.S. Postal Service directly to college student mailboxes at extremely low postage rates. Each issue is distributed to over 650 campuses nationwide and has an approximate circulation of one million students, audited by ABC. Through secondary distribution, Link enjoys a total readership of 3.2 million college students per issue. The Company is evaluating the possible indefinite hiatus, sale or liquidation of Link to enable management of the Company to increase its focus on the Network.

         iD8 is an Atlanta-based full-service marketing agency primarily involved in placing media buys and providing creative services for its clients. iD8 brings its marketing know-how to the Company, leveraging the Company's properties and its clients. iD8 works cooperatively with the Company's businesses and its clients, developing custom and creative marketing programs. iD8 works as an in-house creative group providing significant savings and expedited service across the Company's segments.

         iD8's business structure is based on retaining clients that utilize the four primary services offered: professional, media, production and creative. iD8's clients represent either project-based accounts or contract retainer accounts. The project-based accounts range from one to six months of service, while the contract accounts are one-month to one-year retainers. iD8 clients during fiscal 2000 included Beers (construction), Blimpie International, MCI WorldCom, Mortgage Ramp, Swissotel, TeleVox, The PGA Championship, Turner Broadcasting and World Travel Partners/BTI.

ADVERTISING REVENUES

         The CTN segment derives its revenues primarily from advertisements placed on the Network. Advertisers find the Network's programming to be current and appealing, the campus dining hall setting with its captive audience to be desirable, and the Network's programming concept to be targeted and innovative. Additional advertising revenues are derived from advertisements placed in Link and revenues generated by iD8.

         In fiscal 2000, approximately 55% of the Network's advertising spots were sold compared to 48% for fiscal 1999. The Network's strategy follows three principal methods for increasing its advertising revenue: (i) increasing the number of advertisers and advertising spots sold to maximize the use of time available to be sold; (ii) increasing the CPM rate; and (iii) increasing audience size by expanding distribution.

         The Coca-Cola Company, Best Buy, U.S. Army, Mennen and Secret accounted for 12%, 7%, 7%, 5% and 4% respectively, of Network advertising revenues for fiscal 2000. Top advertisers in Link during fiscal 2000 were, Omnipod, Duckhead, Chevy, Ford and Kmart, accounting for 10%, 7%, 7%, 7% and 6% respectively, of Link's advertising revenues. iD8's revenues were derived 42%, 9%, 8%, 7%, and 6% from Mortgage Ramp, Dwoskin's, Blimpie, Turner South, and MCI respectively.

WETAIR.COM

         Wetair.com is a popular source of online streaming digital entertainment for young adults. The visitor traffic on Wetair.com has doubled every month since its official launch on September 1, 2000. With the Company's web integration project currently underway, the Company's unified web site is expected to have over 1 million impressions per month. Since its launch on September 1, 2000, the site has been utilized to add additional value and create opportunities for Network clients to interact with the target demographic. Although generating only $30,000 in revenue in fiscal 2000, through a variety of content arrangements, the Company believes Wetair.com is poised to emerge as a premier online destination for accessing mainstream, independent, and underground music, film, animation, and other cutting-edge content.

MARKET PLACE MEDIA

         MPM was acquired by the Company in August 1999 for $30 million. It specializes in targeted media placement services for a wide variety of advertisers. On behalf of its customers, MPM utilizes various advertising vehicles including newspapers, radio, magazines, and on-site events that target specific markets such as college students, minorities, military personnel and senior citizens. The majority of MPM's revenue is generated in college, military and minority markets. The top five accounts for MPM in fiscal 2000 were AT&T Communications, TIAA-CREF, GEICO, Varsitybooks.com and the Democratic National Party/Gore Campaign accounting for 8%, 5%, 4%, 4% and 4%, respectively, of MPM's total 2000 revenues. Revenues broken out by type of advertising for 2000 were as follows: newspaper advertising, radio advertising, event marketing, out-of-home and other advertising accounting for 76%, 12%, 5%, 5%, and 2% respectively, of MPM's total 2000 revenues.

         The college market division of MPM operates under the trade name AllCampus Media ("ACM"). The college newspapers that ACM represents on a non-exclusive basis have a combined circulation of over nine million, and enrollment at the associated schools totals over thirteen million students. ACM utilizes a proprietary software system that allows it to retrieve and merge data about demographics, consumer buying habits and school data with the college newspaper data and rates to assist clients in creating effective media plans targeting college students. ACM also executes the media buys for the clients, ordering the advertising space, reproducing and delivering the advertising material and verifying placement of the advertising.

         ACM also makes out-of-home advertising media available to clients targeting the college market. Through its exclusive network of professional poster placement representatives throughout the country, ACM is able to place advertising messages on campus bulletin boards on the majority of college campuses in the United States. ACM also offers "AdStands," a 4-color advertisement that is installed atop newspaper distribution bins in high-traffic indoor and outdoor campus locations such as student unions, bookstores, and dormitories. The advertising space on these AdStands is sold to clients on a monthly basis. In addition, ACM has a student network of representatives that distribute advertising flyers directly to college students. ACM also plans and sells radio advertising or sponsorships on college and local radio stations. Finally, ACM directly markets to college students through event marketing and promotional activities. The events staff at ACM creates, coordinates and implements direct marketing opportunities for its clients. The variety of activities used includes movie screenings, tabling, surveys, concert tours, sampling programs and on-campus demonstrations.

         The military market division of MPM operates under the name Armed Forces Communications ("AFC"). The military base newspapers that AFC represents on a non-exclusive basis have a combined circulation of over two million, reaching an active duty population of about one and a half million and a total military base population of over four million. The publications that AFC represents are located both in the United States and abroad and include "Stars and Stripes." In addition to newspapers, AFC represents a number of national magazines that target military personnel and retirees.

         In addition to newspaper advertising, AFC utilizes a number of other media to reach military personnel. AFC locates and buys for resale advertising space on outdoor billboards that are strategically located at entrances to military bases. AFC also reaches military personnel and their families through in-store radio at the commissary and exchanges. AFC also supplies direct mailing lists of military personnel.

         AFC's event team creates, coordinates and implements on-base direct marketing events across the country. The Company's extensive relationships with Morale Welfare and Recreation (MWR) Officers allows AFC to find opportunities for clients to place their advertising message on base, directly to the active duty personnel.

         The minority market division of MPM, which includes the African-American, Hispanic and other ethnic markets, operates under the name American Minorities Media ("AMM"). The newspapers that AMM represents on a non-exclusive basis include African-American community newspapers that have a circulation of over twelve million, Hispanic community papers that have a circulation of over fourteen million and other ethnic publications that have a circulation of over six million. AMM utilizes the same proprietary software system used by ACM to track demographics, consumer buying habits and other data, including minority community newspaper data and rates, to assist clients in creating effective media plans targeting minority groups. AMM also executes the media buys for its clients, ordering the advertising space, reproducing and delivering the advertising material and verifying placement of the advertising. AMM also plans and buys radio advertising on local radio stations and through nationally syndicated radio shows.

FINANCING

         The Company maintains a $12 million line of credit facility, and the Company's MPM subsidiary maintains both a term loan and a revolving credit line. In order to continue the expansion of the Company's affiliate base and to help meet the Company's operating expenses required to enhance programming and sales efforts in fiscal 2000, the Company amended the MPM credit facilities on November 7, 2000. This amendment increased MPM's revolving loan commitment to $5 million from $2 million and in return reduced the amount of MPM's term loan to $13 million from $15 million. This enabled MPM to borrow $4,500,000 under the amended agreement, which was then distributed as a dividend to the Company, as MPM's sole stockholder.

         At December 31, 2000, the Company was not in compliance with all of the financial covenants required under its two credit facilities. The financial institutions have granted the Company waivers for the Company's current defaults related to these financial covenants. See Item 6. "Management's Discussion and Analysis of Plan of Operation--Financial Condition and Liquidity" and Note 3 to the attached Financial Statements.

         In addition, the Company issued shares of its preferred stock to U-C Holdings, L.L.C. ("Holdings"), the Company's majority stockholder, in a series of transactions during 2000. On July 20, 2000, the Company issued 133,333 shares of Series A Preferred Stock to Holdings for an aggregate purchase price of $2,000,000. On August 30, 2000, Holdings acquired another 66,666 shares of Series A Preferred Stock from the Company for an aggregate purchase price of $1,000,000. The Company will require additional capital to meet its ongoing operational and debt service requirements, including satisfaction of the $29,000,000 of indebtedness that comes due on December 31, 2001. The Company may secure this needed capital through the issuance of additional Preferred Stock or new bank debt or the sale of assets.

COMPETITION

         The Network and Link compete for advertisers with many other forms of advertising targeting the 18-24 year-old market. These competing forms of advertising media include television, Internet, radio, print, direct mail and billboard. The Company is not aware of any other single channel national television network placed in public venues in colleges and universities. There is no assurance that someone with greater resources will not enter into the market. The Company believes it can successfully compete against other forms of media because it offers an effective means of reaching a difficult-to-reach targeted audience at an efficient cost. In addition, the Company believes that the time required to secure and contract with each institution is significant.

         The Internet market place for the 18 to 24 demographic is extremely competitive and changes rapidly with varying trends and audience perception. The Company believes that Wetair.com's ability to aggregate content and package it in an innovative manner, coupled with the resources and reputation of the Network, will enable Wetair.com to maintain a competitive advantage.

         MPM faces competition for limited advertising revenues from advertisers and sponsors, from other similar media placement companies and from in-house sales staff of the media such as radio, television, print media, direct mail marketing and the Internet. MPM competes with a wide variety of other advertising media, the range and diversity of which has increased substantially over the past several years to include advertising displays in shopping centers and malls, airports, stadiums, movie theatres and supermarkets, and on taxis, trains, buses and subways. Some of MPM's competitors, principally in other media such as radio and television, are substantially larger, better capitalized and have access to greater resources than MPM. There can be no assurance that MPM will be able to compete successfully with such other companies and media.

EMPLOYEES

         As of December 31, 2000, the Company employed 158 full-time salaried personnel, consisting of various managerial, operational, Internet, programming, advertising, publishing, ad agency and affiliate sales and support personnel. The Company also utilizes independent contractors to perform certain services required in connection with the production, installation and maintenance of its Systems. The responsibilities of the Company's operations and administrative personnel include conducting marketing and promotional activities, managing campus relations and performing administrative and financial functions. Fifteen of the Company's employees have employment agreements with the Company. The Company believes that its relationship with its employees is satisfactory.

GOVERNMENT REGULATION

         Because the Network is a private network and is currently not a direct live broadcast, the Company is not restricted by regulations of the Federal Communications Commission, network standards and practices or traditional format length and content restraints. Regulatory matters relating to the Company's satellite transmissions are the responsibility of PBS, pursuant to the Company's Transponder Use Agreement with PBS. The Company believes that the manner in which it presently conducts its business operations, and intends to conduct its business operations, including its licensing arrangements with record companies and agreements with location owners, is in material compliance with all applicable laws.

PROPRIETARY INFORMATION

         The Company believes that certain of its rights to, and uses of, its properties may be protectable under applicable patent, copyright and proprietary information laws. There can be no assurance as to such fact or that others may not independently develop the same or similar technology on which the Company's properties are based and thereafter directly compete with the Company. The Company intends to pursue copyright and trademark registrations as necessary. No assurance can be given, however, that such coverage, even if it can be obtained, will afford the Company meaningful protection of any of its proprietary rights. The Company has obtained trademark registrations for "College Television Network" and "UCTN." Effective with the acquisition of Link, the Company was also assigned the registered trademarks for "Link - The College Magazine," and a patent relating to a system and method for processing bulk mail that is utilized in distributing the magazine. MPM owns the following trademarks: "Armed Forces Communications," "AllCampus Media," "American Minorities Media," "Active Seniors Media," and "Market Place Media," and the URLs "ArmedForces.com," "AllCampus.com" and "MarketMedia.com." In addition, the Company owns the URL "Wetair.com" and has obtained trademark registrations for Wetair, Wetair.com and the associated logos.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company presently has facilities in seven cities: Atlanta, New York City, Los Angeles, Santa Barbara, San Francisco, Chicago and St. Louis. The Company currently leases approximately 20,400 square feet of space for its principal executive office in Atlanta with a lease termination date of August 2005. The Company also leases approximately 7,140 square feet, 1,800 square feet, and 2,010 square feet for its regional sales offices in New York, Los Angeles, and Chicago, with respective lease termination dates of May 2008, September 2002, and February 2003. The New
York office also contains the Company's publishing division for Link. The Company also leases approximately 5,000 square feet of warehouse space in St. Louis on a month-to-month basis. The warehouse is used to store equipment and parts utilized for installation of Network equipment at affiliate locations.
MPM leases approximately 15,800 square feet of office space for its Santa Barbara headquarters and 2,000 square feet of office space in New York for a sales office. MPM also leases 750 square feet in San Francisco for a sales office.

         The aggregate monthly rental for these leased offices is currently approximately $103,000, and the Company's management believes that these facilities are adequate for its intended activities in the foreseeable future. In an effort to streamline operational efficiencies, the Company has consolidated its three Atlanta operations into one office location.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party, nor to its knowledge threatened to be made a party, to any material litigation or governmental proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


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

                              Dates                                                  High            Low
                              --------------------------------------------------  ------------   ------------
Fiscal Year Ended
December 31, 1999:

                              January 1, 1999 to March 31, 1999.............        $  3.75        $  2.75
                              April 1,1999 to June 30, 1999.................           9.38           3.13
                              July 1, 1999 to September 30, 1999............           8.06           5.88
                              October 1, 1999 to December 31, 1999..........          11.13           5.63

Fiscal Year Ended
December 31, 2000:

                              January 1, 2000 to March 31, 2000.............       $  10.50        $  6.13
                              April 1, 2000 to June 30, 2000................           6.63           4.88
                              July 1, 2000 to September 30, 2000............           8.50           5.88
                              October 1, 2000 to December 31, 2000..........           6.50           4.13

         As of March 22, 2001, the Company had 59 owners of record and approximately 1,042 beneficial owners of its Common Stock.

         Since its inception, the Company has not paid any cash dividends on its Common Stock. The Company intends to retain future earnings, if any, that may be generated from the Company's operations to help finance the operations and expansion of the Company and accordingly does not plan, for the reasonably foreseeable future, to pay cash dividends to holders of its Common Stock. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Company's Board of Directors deem relevant.

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

         The equity issued to Holdings in the form of Series A Preferred has been recorded on the Balance Sheet of the Company net of the value associated with its favorable conversion terms (the "Beneficial Conversion Feature"). The Beneficial Conversion Feature is calculated as the difference between the conversion price of the security and the market price of the Common Stock on the commitment date of a given purchase. In connection with the Beneficial Conversion Feature, because these securities are immediately convertible, the amounts ascribed to the Beneficial Conversion Feature have been immediately amortized through charges to Stockholders' Equity and included as adjustments to arrive at net income available to common stockholders on the Consolidated Statement of Operations. Such adjustments to reduce net income available to common stockholders associated with the Beneficial Conversion Feature aggregated $1,402,000 for fiscal 2000.

         In connection with the Series A Preferred issuances to Holdings, as of December 31, 2000, the Company has reserved 8,381,541 common shares for possible conversions by Holdings.

         The Company recorded adjustments through Stockholders' Deficit of approximately $30,582,768 to accrete these securities to their highest redemption value as of December 31, 2000. Since the Series A Preferred is redeemable on July 23, 2006, at the discretion of the Series A Preferred Stockholders, at the greater of the liquidation value (which is the purchase price plus accrued and unpaid dividends) and the market value of the underlying common stock, the Company is required to accrete the full amount of the Series A Preferred's redemption value if such redemption occurred on the date of the financial statements. Therefore, as the stock price rises, the market value for determining the redemption value increases and the accretion amount increases, thus, reducing the earnings per share. Likewise, as the Company's stock price decreases, the Company has negative accretion that increases the earnings per share.

         (b) The Company made no sales of unregistered securities during the fourth quarter of 2000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the Company's financial statements, beginning on page F-1, included elsewhere in this report.

RESULTS OF OPERATIONS

         The Company is a targeted multimedia company whose principal activities involve operating and marketing CTN, which includes the Network; MPM, a media placement company that reaches specialized markets through a variety of advertising media; and Wetair.com, the Company's proprietary lifestyle and entertainment destination Internet site for the 18-24 year-old demographic. The Company started operations in January 1991.

         The majority of the CTN segment revenues is derived from advertising displayed on the Network. As of December 31, 2000, the Network was installed or contracted for installation in 1,876 locations in colleges and universities throughout the United States. The CTN segment also includes magazine publishing and advertising agency operations. The Company owns and publishes Link Magazine, a publication circulated to college students. During fiscal 2000, the Company published 5 issues of Link. Each issue is distributed to over 650 campuses nationwide and has an approximate circulation in excess of one million students. In addition, the

Company owns iD8, an Atlanta-based advertising agency primarily involved in supporting the creative needs of the Company. iD8 also places media buys and provides creative services to third-party clients.

         MPM was purchased August 31, 1999. Accordingly, the results of operations of MPM for the prior year are consolidated with the Company's results from August 31, 1999 through December 31, 1999. MPM is a leading media placement and promotion specialist in the college, military, and minority segments.

         Wetair.com was launched in September 2000 and features lifestyle categories hosted by on-screen personalities that will promote interaction and content submission from its user base. The Company owns 90% of the outstanding stock of Wetair.com.

         The Company's sales are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company generates a significant portion of its sales during September through May and substantially less during the summer months when colleges and universities do not hold regular sessions.

         The following table sets forth certain financial data derived from the Company's statement of operations for the fiscal year ended December 31, 2000 and the fiscal year ended December 31, 1999.

                                                       Fiscal 2000                           Fiscal 1999
                                           ------------------------------------  -------------------------------------

                                           $                   % of Revenues     $                    % of Revenues
                                           -----------------  -----------------  -----------------   -----------------
Revenues............................          68,897,758            100%              31,592,501            100%
Operating Expenses..................          47,941,549             70%              19,861,972             63%
Publishing Expenses.................           3,143,218              5%               3,025,686             10%
Advertising Agency Expense..........           1,667,540              2%               1,113,833              4%
Selling, General, & Administrative
  Expenses..........................          27,853,069             40%              21,964,404             72%
Depreciation & Amortization.........           7,704,081             11%               2,769,414              9%

Interest Expense net................           2,678,001              4%                 537,226              2%

Extraordinary Item..................             368,037              1%                      --             --
Net Loss ...........................         (22,457,737)            33%             (17,680,034)            56%

         Revenues increased to $68,897,758 for fiscal 2000 from $31,592,501 for fiscal 1999. Network advertising revenue of $13,490,498 represented a 65% increase from fiscal 1999. Rate increases and increased sellout percentage from 48% to 55% contributed to this increase. Magazine publishing revenue of $1,563,677 related to Link represented a 39% decrease from fiscal 1999. This decrease is primarily attributable to publishing one less issue than in the prior year coupled with a decline in barter revenue. CTN's fee and commission revenue through iD8 of $1,725,375 represented a 81% increase from fiscal 1999. This increase is primarily due to two new large customers in fiscal 2000. MPM revenue of $52,088,209 comprises a full year of revenue compared to $19,913,472 for the four months of the prior year. On a pro-forma basis for the full year, MPM revenue increased approximately 20% due to increases in various sectors, including college and minority print along with radio. Wetair.com, which launched its site in September 2000, reported nominal revenue of $30,000 for the year. The Network's advertiser base increased from 38 advertisers in fiscal 1999 to 43 advertisers in fiscal 2000 and included AT&T Corporation; The Andrew Jergens Co. (Biore); Best Buy Company, Inc.; Bristol Meyers Squibb (Clairol); Burger King Corporation, Buena Vista Pictures, Inc., The Coca-Cola Company, Colgate-Palmolive Company S.A.I.C.; Duckhead Apparel Company, Inc.; Ecampus.com; Hershey Foods Corporation; American Isuzu Motors, Inc.; K-Swiss, Inc.; Mars, Inc.; Colgate-Palmolive Company (Mennen); NewLine Cinema Corporation; Nike, Inc.; Philips Electronics North America Corporation; Sony Corporation; Universal Pictures (The Seagram Company Ltd.); U.S. Army; Warner-Lambert Company (Mentos) and Volkswagen of America. The Company anticipates continued sales growth during the year ending December 31, 2001 by continuing to expand its advertiser base and by further increasing the amount charged for its advertising spots. In addition, the Company has hired and plans on hiring several experienced advertising sales representatives to increase the sales staff. Although the Company has agreements with national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising time from the Company, or that future significant advertising revenues will ever be generated. A failure to significantly increase advertising revenues could have a material impact on the operations of the Company.

         Operating expenses, including publishing and advertising agency expenses, increased to $52,752,307 for fiscal 2000 as compared to $24,001,491 for fiscal 1999. Of this increase, $26,370,000 is attributable to direct costs associated with media placement by MPM as fiscal 2000 reflects a full year of expense as compared to four months in the prior year. At CTN, original programming expense increased $1,206,430, primarily due to the Politically Incorrect tour to college campuses, sponsorship of the Gravity Games, and election coverage. Publishing expenses at CTN increased to $3,143,218 for fiscal 2000 as compared to $3,025,686 for fiscal 1999. The primary reason for the increase is the direct costs attributable to significantly increasing the size and quality of each issue of Link. This additional cost was in excess of cost savings in publishing one less issue. The operating expenses incurred by CTN's advertising agency increased to $1,667,540 for fiscal 2000 as compared to $1,113,833 for fiscal 1999. The increase in expenses for fiscal 2000 is primarily attributable to the direct costs associated with the increase in agency revenue, coupled with an increase in personnel required to service the needs of the Network and additional accounts generated during 2000. Operational expenses for 2000 at Wetair.com were $975,903 in connection with the September 2000 launch of the site.

         Selling, general and administrative expenses increased to $27,853,069 for fiscal 2000 as compared to $21,964,404 for fiscal 1999. Costs associated with the ownership of MPM for a full year accounted for $5,044,000 of the increase. MPM's selling, general and administrative expense in 2000 included increased bad debt expense of $1,429,283 related primarily to one large customer. Other significant portions of the remaining increase are attributable to variable costs directly related to the increase in Network revenue for the current year. Additionally, CTN incurred higher costs for Nielsen Market Research and promotions to sustain the expanded sales effort. In addition, bad debt expense increased $560,100 at CTN due in part to several Internet-related customers. These amounts were partially offset in 2000 due to decreases in stock compensation expense and severance. Selling, general and administrative expenses at Wetair.com increased $318,175 in 2000 in connection with the launch of the site.

         Depreciation and amortization expense totaled $7,704,081 for fiscal 2000 compared to $2,769,414 for fiscal 1999. The increase is attributable to a full year's amortization of intangible assets associated with the purchase of MPM (an impact of $2,523,000) combined with the increased depreciation associated with the rapid addition of DVB systems in school locations. Depreciation and amortization also includes a charge of $276,000 in 2000 due to the write-off of the remaining intangibles associated with Link. Link has performed below expectations, and management is currently evaluating its strategic alternatives related thereto, including a possible sale of Link or putting its operations on hiatus. Depreciation and amortization associated with Wetair.com was approximately $1,000,000 for the year. Such amount primarily related to the depreciation of the website development costs.

         The Company recorded net interest expense of $2,678,001 for fiscal 2000 compared to $537,226 in fiscal 1999. The increase in interest expense relates to the higher level of debt incurred for working capital purposes and the debt associated with the acquisition of MPM.

         The Company incurred a net loss of $22,457,737 in fiscal 2000 compared to a net loss of $17,680,034 in fiscal 1999.

         The Company recorded adjustments to net loss available to common stockholders associated with the Beneficial Conversion Feature on the Series A Preferred Stock issued during the year aggregating $1,402,000. In connection with the Series A Preferred Stock issuances, at December 31, 2000, the Company had 8,381,541 common shares reserved for possible conversions. The Company recorded adjustments (negative accretion) through Stockholders' Equity of approximately $30,582,768 to accrete these securities to their highest redemption values as of December 31, 2000. This is the full amount the preferred stock would be redeemable for as of December 31, 2000, based upon a dividend accrual of 12% annually and the Company's closing stock price of $5.25 as of such date. The negative accretion is a result of a decline in the Company's stock price from $10.00 at December 31, 1999 to $5.25 at December 31, 2000. Since the redemption value is the greater of the original cost plus accrued dividends or the market value of the underlying common stock at the time of redemption, as the Company's stock price changes, the redemption value and this accretion amount will change; however, the redemption value will never be less than original cost plus accrued dividends. Although the Company is required to accrete the full redemption value as of December 31, 2000, the Series A Preferred is not redeemable until July 23, 2006.

FINANCIAL CONDITION AND LIQUIDITY

         At December 31, 2000, the Company had a working deficit of ($26,270,210). The negative balance is primarily attributable to $29,000,000 of bank debt classified as a current liability due to a December 31, 2001 maturity date. The Company's cash and cash equivalents totaled $3,141,893.

         Cash used in operations increased to $11,641,994 in fiscal 2000 from $10,082,454 in fiscal 1999. The increase is primarily attributable to the Company's growth strategy relating to sales efforts and network awareness. In conjunction with this strategy, the Company stepped up its efforts by delivering new and innovative programming, increased market research and promotional activity.

         Cash used in investing activities decreased to $6,257,311 in fiscal 2000 from $37,787,028 in fiscal 1999. The decrease is primarily attributable to the acquisition of MPM for $30,000,000 in September of 1999. During 2000, the Company invested approximately $6,250,000 in purchases of property and equipment, primarily associated with new installations at colleges and the build-out of the Wetair.com site. Since the Network has successfully contracted for locations in 97 of the top 100 DMAs, the Company anticipates capital expenditures not to exceed $2,000,000 in fiscal 2001.

         Cash provided by financing activities decreased to $13,870,564 in fiscal 2000 from $48,628,691 in fiscal 1999. The issuance of preferred stock of approximately $28,700,000 and proceeds from two credit facilities of approximately $18,500,000 account for a majority of the financing in 1999. These proceeds were used in conjunction with the purchase of MPM and for the operating cash needs of the Company. A majority of the cash provided by financing activities during 2000 consisted of $11,700,000 drawn down on credit facilities and the issuance of $3,000,000 in preferred stock. These fiscal 2000 proceeds were used primarily for System installation and operating cash needs.

         At December 31, 2000, the Company had a total of $29,000,000 of indebtedness outstanding under its credit facilities. As of such date, the Company was not in compliance with all of the financial covenants required under these credit facilities. The financial institutions have granted the Company waivers for the Company's current defaults related to these financial covenants. The entire amounts outstanding on both of the credit facilities is due on December 31, 2001. The Company believes it is possible that certain requirements contained in its loan covenants may not be met during fiscal 2001. If the Company fails to meet a covenant under the bank loans, each financial institution has the right to declare the loan due upon demand. As disclosed in Note 3 to the attached Financial Statements, Willis Stein & Partners, L.P., the managing member of Holdings, has committed to provide funding through fiscal 2001 in the event the Company experiences cash flow deficits from operations or cash flow deficits in connection with debt service requirements.

         In connection with the $29 million of indebtedness due at December 31, 2001, the Company is currently in discussion with financial institutions regarding new credit facilities and exploring other capital-raising alternatives, including the sale of MPM and other assets. The Company can not be certain that any of the alternatives will be consummated.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this Item 9 is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or about April 13, 2001 (the "2001 Proxy Statement") under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership."

ITEM 10.  EXECUTIVE COMPENSATION.

         The information required by this Item 10 is incorporated by reference from the information contained in the 2001 Proxy Statement under the caption "Executive Compensation."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item 11 is incorporated by reference from the information contained in the 2001 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item 12 is incorporated by reference from the information contained in the 2001 Proxy Statement under the caption "Related Party Transactions."

ITEM 13.  EXHIBIT LIST AND REPORTS ON FORM 8-K.

(A) EXHIBITS:

         See the Exhibit Index on page E-1 for a list of the Exhibits incorporated by referenced herein or filed herewith.

(B) REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CTN MEDIA GROUP, INC.

                                                     By:  /s/ JASON ELKIN
                                                       -------------------------------------------------
                                                       Jason Elkin
                                                       CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

Date: April 2, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                             TITLE                                DATE
/s/ JASON ELKIN                                       Chairman of the Board, Chief Executive              April 2, 2001
- --------------------------------------------          Officer and Director (Principal Executive
Jason Elkin                                            Officer)

/s/ PATRICK G. DORAN                                  Chief Financial Officer and Secretary               April 2, 2001
- --------------------------------------------          (Principal Financial and Accounting Officer)
Patrick G. Doran

/s/ THOMAS A. ROCCO                                   President                                           April 2, 2001
- --------------------------------------------
Thomas A. Rocco

/s/ DANIEL M. GILL                                    Director                                            April 2, 2001
- --------------------------------------------
Daniel M. Gill

/s/ STEVEN HAFT                                       Director                                            April 2, 2001
- --------------------------------------------
Steven Haft

/s/ GEOFFREY KANTER                                   Director                                            April 2, 2001
- --------------------------------------------
Geoffrey Kanter

/s/ C. THOMAS MCMILLEN                                Director                                            April 2, 2001
- --------------------------------------------
C. Thomas McMillen

/s/ HOLLIS W. RADEMACHER                              Director                                            April 2, 2001
- --------------------------------------------
Hollis W. Rademacher

/s/ STEPHEN ROBERTS                                   Director                                            April 2, 2001
- --------------------------------------------
Stephen Roberts

/s/ AVY H. STEIN                                      Director                                            April 2, 2001
- --------------------------------------------
Avy H. Stein

/s/ JAMES W. WOOD                                     Director                                            April 2, 2001
- --------------------------------------------
James W. Wood

                                                      Director                                            April 2, 2001
- --------------------------------------------
Sergio Zyman

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

4.2 Form of Class C Warrant No. C-2, issued to U-C Holdings, L.L.C. pursuant to the Standby Stock Purchase Agreement dated July 2, 1998 (incorporated by reference to Exhibit 4.15 to the Company's Registration Statement on Form S-3 (File No. 333-58479) filed July 2,
         1998).

4.3 Equity Protection Agreement, dated April 25, 1997, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB for the fiscal year ended October 31, 1997).

4.4 Equity Protection Agreement, dated April 25, 1997, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 4.3 to the Company's Form 10-KSB for the fiscal year ended October 31, 1997).

4.5 Equity Protection Agreement, dated April 25, 1997, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 4.4 to the Company's Form 10-KSB for the fiscal year ended October 31, 1997).

4.6 Equity Protection Agreement, dated April 25, 1997, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 4.5 to the Company's Form 10-KSB for the fiscal year ended October 31, 1997).

4.7 Specimen certificate representing Common Stock (incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (No. 33-44935), as amended, declared effective on June 10,
         1992).

10.1     Registrant's 1990 Performance Equity Plan (incorporated by reference to
         Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-449035) declared effective on June 10, 1992).

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

10.6 Third Amendment to 1996 Stock Incentive Plan. (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (File No. 000-19997) filed on March 30, 2000).

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

10.10 Third Amendment to Outside Directors' 1996 Stock Option Plan. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (File No. 000-19997) filed on March 30, 2000).

10.11 Registration Rights Agreement, dated as of April 25, 1997, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit
         10.13 to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997 (File No. 000-19997) filed on January 1, 1998).

10.12 Purchase Agreement, dated as of April 25, 1997, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997 (File No. 000-19997) filed on January 1, 1998).

10.13 Standard Form of Office Lease by and between 32 East 57th Street, LLC and the Company (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 (File No. 000-19997) filed on August 14, 1998).

10.14 One Capital City Plaza office lease dated June 1, 2000 between the Company, M.L. Capital City L.L.C. and Lakes Capital City, L.L.C. (incorporated by reference to Exhibit 10.3 to Form 10-QSB for the period ended June 30, 2000 filed August 11, 2000).

10.15 Programming and Services Agreement, dated effective as of January 1, 1998, between the Company and Turner Private Networks, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (File No. 000-19997) filed on May 15, 1998).

10.16 First Amendment of Programming and Services Agreement, effective as of July 30, 1999, between The Company and Turner Private Networks, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (File No. 000-19997) filed on March 30, 2000).

10.17 Installation Agreement (Phase I,) dated March 13, 1998, between the Company and Crawford Communications, Inc. (incorporated by reference to
         Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (File No. 000-19997) filed on May 15,
         1998).

10.18 Transponder Use Agreement between The Company and Public Broadcasting Service dated April 30, 1998 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 (File No. 000-19997) filed on August 14, 1998).

10.19 Agreement between Crawford Communications Inc. and The Company dated July 15, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 000-19997) filed on November 13, 1998).

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

10.24 Third Amendment to Credit Agreement dated as of June 5, 2000 among the Company and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to Form 10-QSB for the period ended June 30, 2000 filed August 11, 2000).

10.25 Lender Waiver, Consent and Fourth Amendment to Credit Agreement dated as of November 7, 2000 among the Company and LaSalle Bank National Association.

10.26 Fifth Amendment to Credit Agreement dated as of June 5, 2000 among the Company and LaSalle Bank National Association.

10.27 Sixth Amendment to Credit Agreement dated as of June 5, 2000 among the Company and LaSalle Bank National Association.

10.28 Purchase Agreement, dated as of July 23, 1999, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 4.1 to Form 8-K filed August 3, 1999).

10.29 Purchase Agreement, dated August 31, 1999, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 5.1 to Form 8-K filed September 15, 1999).

10.30 Cancellation Agreement, dated August 31, 1999, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 5.2 to Form 8-K filed September 15, 1999).

10.31 Amended and Restated Purchase Agreement, dated as of October 18, 1999, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 5.1 to Form 8-K filed October 27, 1999).

10.32 Letter Agreement dated June 12, 2000 between U.S. Concepts, Inc. and CTN Media Group, Inc. (incorporated by reference to Exhibit 10.4 to Form 10-QSB for the period ended June 30, 2000 filed August 11, 2000).

10.33 Amended and Restated Guaranty dated as of August 31, 1999, as amended and restated as of November 8, 2000 among the Company, the lenders to the MPM Credit Agreement and Canadian Imperial Bank of Commerce as agent.

10.34 Amendment No. 1 to Credit Agreement dated as of November 8, 2000 among Armed Forces Communications, Inc. (MPM), the lenders to the MPM Credit Agreement, Canadian Imperial Bank of Commerce as agent, and CIBC World Markets Corp. as arranger.

10.36 Employment Agreement, dated as of April 29, 1997, between the Company and Jason Elkin (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997 (File No. 000-19997) filed on January 1, 1998).

10.37 First Amendment to Employment Agreement, dated May 1, 1999, Between the Company and Jason Elkin. (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (File No. 000-19997) filed on March 30, 2000).

10.38 Second Amendment to Employment Agreement dated May 26, 2000 between the Company, U-C Holdings, L.L.C. and Jason Elkin (incorporated by reference to Exhibit 10.2 to Form 10-QSB for the period ended September 30, 2000 filed November 14, 2000).

10.39 Employment Agreement, dated as of April 25, 1997, between the Company and Peter Kauff (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997 (File No. 000-19997) filed on January 1, 1998).

10.40 General Release and Payment Agreement, dated as of January 21, 2000, between the Company and Peter Kauff (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (File No. 000-19997) filed on March 30,
         2000).

10.41 Employment Agreement, dated as of September 10, 1997, between the Company and Patrick G. Doran (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997 (File No. 000-19997) filed on January 1, 1998).

10.42 First Amendment to Employment Agreement, dated November 1, 1999, between the Company and Patrick G. Doran. (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (File No. 000-19997) filed on March 30,
         2000).

10.43 Employment and Equity Purchase Agreement, dated as of January 1, 1998, among the Company and Thomas Gatti (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 000-19997) filed on March 31, 1999).

10.44 Payment Agreement and General Release, dated February 19, 1999, among the Company, Joseph D. Gersh and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 000-19997) filed on March 31, 1999).

10.45 Consulting Agreement, dated as of March 1, 1999, between The Company and C. Thomas McMillen (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 000-19997) filed on March 31, 1999).

10.46 Consulting and Equity Purchase Agreement, dated as of March 26, 1999, among The Company, U-C Holdings, L.L.C. and Sergio Zyman (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 000-19997) filed on March 31, 1999).

10.47 Employment Agreement dated May 24, 1999 between the Company, U-C Holdings, L.L.C. and Martin Grant (incorporated by reference to Exhibit
         10.1 to Form 10-QSB for the period ended June 30, 1999 filed August 16,
         1999).

10.48 First Amendment to Employment Agreement, dated October 20, 1999, between the Company and Martin Grant. (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (File No. 000-19997) filed on March 30,
         2000).

10.49 General Release and Payment Agreement, dated as of January 8, 2001, between the Company, U-C Holdings, L.L.C. and Martin Grant.

10.50 Employment Agreement, dated as of July 16, 1999, between the Company and Geoffrey Kanter (incorporated by reference to Exhibit 10.8 to Form 10-QSB for the period ended September 30, 1999 filed November 15,
         1999).

10.51 Employment Agreement dated April 15, 2000 between the Company, U-C Holdings, L.L.C. and Neil Dickson (incorporated by reference to Exhibit
         10.1 to Form 10-QSB for the period ended June 30, 2000 filed August 11,
         2000).

10.52 First Amendment to Employment Agreement dated as of February 1, 2001 between the Company and Neil H. Dickson.

10.53 Employment Agreement dated December 11, 2000 between the Company and Thomas A. Rocco.

10.54 First Amendment to Employment Agreement dated January 10, 2001 among the Company, Thomas A. Rocco and U-C Holdings, L.L.C.

23.1     Consent of PricewaterhouseCoopers LLP.

99.1     Safe Harbor Compliance Statement for Forward-Looking Statements.

  CTN MEDIA GROUP, INC.
  CONSOLIDATED FINANCIAL STATEMENTS
  DECEMBER 31, 2000 AND 1999

CTN MEDIA GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------


                                                                         PAGE(S)
  Report of Independent Accountants.........................................1

  Consolidated Balance Sheet at December 31, 2000 and 1999..................2

  Consolidated Statement of Operations for the year ended
     December 31, 2000 and 1999.............................................3

  Consolidated Statement of Stockholders' Deficit for the year ended
     December 31, 2000 and 1999.............................................4

  Consolidated Statement of Cash Flows for the year ended
     December 31, 2000 and 1999.............................................5

  Notes to Consolidated Financial Statements..............................6-27

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of CTN Media Group, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of CTN Media Group, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Atlanta, Georgia
April 2, 2001

CTN MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                           DECEMBER 31,
                                                                      2000                 1999
ASSETS
Current assets
 Cash and cash equivalents                                    $      3,141,893      $     7,170,632
 Accounts receivable, net of allowances of
  $1,216,000 and $500,000                                           19,078,643           18,389,993
 Prepaid expenses                                                      500,818              349,303
 Other current assets                                                   31,431              189,371
                                                              ----------------      ---------------
   Total current assets                                             22,752,785           26,099,299

Investments                                                          1,500,000            1,500,000
Property and equipment, net                                         14,054,337           12,524,904
Other assets                                                           306,134              210,850
Intangible assets, net                                              24,951,076           29,116,909
                                                              ----------------      ---------------
   Total assets                                                $    63,564,332      $    69,451,962
                                                              ================      ===============
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' DEFICIT
Current liabilities
 Accounts payable                                             $     13,493,253   $       12,859,804
 Accrued expenses                                                    2,533,815            2,486,170
 Deferred revenue                                                    1,458,639              942,255
 Other current liabilities                                           2,537,288            1,649,464
 Current portion of long-term debt                                  29,000,000            4,300,000
                                                              ----------------      ---------------
   Total current liabilities                                        49,022,995           22,237,693

Accrued severance, net of current portion                                    -              162,285
Long-term debt, less current portion                                         -           15,000,000
                                                              ----------------      ---------------
   Total liabilities                                                49,022,995           37,399,978
                                                              ----------------      ---------------
Mandatorily redeemable preferred stock                              38,306,052           65,888,820
                                                              ----------------      ---------------
Commitments and contingencies

Stockholders' deficit

Common stock - $.005 par value, 50,000,000 shares
 authorized, 15,059,114 and 14,612,210 shares
 issued and outstanding                                                 75,296               73,061
Additional paid in capital                                          41,780,424           10,626,499
Unearned compensation                                                 (172,035)          (1,545,733)
Accumulated deficit                                                (65,448,400)         (42,990,663)
                                                              ----------------      ---------------
   Total stockholders' deficit                                     (23,764,715)         (33,836,836)
                                                              ----------------      ---------------
Total liabilities, mandatorily redeemable preferred
 stock, and stockholders' deficit                             $     63,564,332      $    69,451,962
                                                              ================      ===============

The accompanying notes are an integral part of these consolidated financial statements.

CTN MEDIA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
- -------------------------------------------------------------------------------

                                                                            YEAR ENDED
                                                                            DECEMBER 31,
                                                                      2000                1999
Revenues                                                        $     68,897,758   $    31,592,501
                                                                ----------------   ---------------
Expenses
 Operating                                                            52,752,307        24,001,491
 Selling, general and administrative                                  27,853,069        21,964,404
 Depreciation and amortization                                         7,704,081         2,769,414
                                                                ----------------   ---------------
   Total expenses                                                     88,309,457        48,735,309
Interest income                                                          320,577           220,350
Interest expense                                                      (2,998,578)         (757,576)
                                                                ----------------   ---------------
Loss before extraordinary item                                       (22,089,700)      (17,680,034)
Extraordinary loss on debt modification                                 (368,037)                -
                                                                ----------------   ---------------
   Net loss                                                          (22,457,737)      (17,680,034)
Dividends and accretion on mandatorily redeemable
 preferred stock                                                      30,582,768       (36,918,801)
Amortization of beneficial conversion features
 on mandatorily redeemable preferred stock                            (1,402,000)      (15,180,454)
                                                                ----------------   ---------------
Net income (loss) available to common stockholders              $      6,723,031   $   (69,779,289)
                                                                ================   ===============
Income (loss) per share:
 Basic net income (loss) per common share before
  extraordinary item                                            $            .48   $         (4.86)

 Extraordinary loss                                                         (.03)                -
                                                                ----------------   ---------------
 Basic net income (loss) per common share                       $            .45   $         (4.86)
                                                                ================   ===============
 Diluted net loss per common share before
  extraordinary item                                            $           (.86)  $         (4.86)

 Extraordinary loss                                                         (.01)                -
                                                                ----------------   ---------------
 Diluted net loss per common share                              $           (.87)  $         (4.86)
                                                                ================   ===============
Weighted average number of common shares outstanding:
 Basic                                                                14,895,571        14,368,283
 Potential dilutive common shares                                     10,922,629                 -
                                                                ----------------   ---------------
 Diluted                                                              25,818,200        14,368,283
                                                                ================   ===============

The accompanying notes are an integral part of these consolidated financial statements.

CTN MEDIA GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
- -------------------------------------------------------------------------------

                                                                       COMMON STOCK            ADDITIONAL
                                                                       ------------             PAID-IN
                                                                  SHARES          AMOUNT        CAPITAL
Balance, December 31, 1998                                      14,298,913   $     71,494   $     40,051,531
Exercise of stock options                                            7,667             38             16,789
Exercise of warrants                                               305,630          1,529          1,427,061
Equity awards issued for future services                                                           3,558,682
Compensation expense arising from equity awards
Compensation expense from employee termination                                                     2,759,397
Dividends and accretion on mandatorily
 redeemable preferred stock                                                                      (36,391,801)
Allocation of proceeds from issuance
 of Class D warrant                                                                                  557,000
Cancellation of Class D warrant                                                                     (557,000)
Loss on redemption of convertible preferred                                                         (526,500)
Adjustment to beneficial conversion feature, redemption                                             (268,660)
 of convertible preferred
Allocation of proceeds to beneficial conversion features                                          15,180,454
Amortization of beneficial conversion features                                                   (15,180,454)
Net loss
                                                                ----------    -----------    ---------------
Balance, December 31, 1999                                      14,612,210         73,061         10,626,499
Exercise of stock options                                          312,509          1,563            699,703
Exercise of warrants                                               134,395            672            743,626
Compensation expense arising from equity awards
Equity awards issued for future services,
 net of revaluation of earlier awards                                                               (597,172)
Dividends and negative accretion on mandatorily
 redeemable preferred stock                                                                       30,582,768
Allocation of proceeds to beneficial conversion features                                           1,402,000
Amortization of beneficial conversion features                                                    (1,402,000)
Repurchase of vested management units at fair
 market value                                                                                       (275,000)
Net loss
                                                                ----------    -----------    ---------------
Balance, December 31, 2000                                      15,059,114    $    75,296    $    41,780,424
                                                                ==========    ===========    ===============
                                                               DEFERRED       ACCUMULATED
                                                             COMPENSATION       DEFICIT              TOTAL
Balance, December 31, 1998                                    $       --     $(25,310,629)   $    14,812,396
Exercise of stock options                                                                             16,827
Exercise of warrants                                                                                      1,428,590
Equity awards issued for future services                       (3,558,682)                                 -
Compensation expense arising from equity awards                 2,012,949                          2,012,949
Compensation expense from employee termination                                                     2,759,397
Dividends and accretion on mandatorily
 redeemable preferred stock                                                                      (36,391,801)
Allocation of proceeds from issuance
 of Class D warrant                                                                                  557,000
Cancellation of Class D warrant                                                                     (557,000)
Loss on redemption of convertible preferred                                                         (526,500)
Adjustment to beneficial conversion feature, redemption                                             (268,660)
 of convertible preferred
Allocation of proceeds to beneficial conversion features                                          15,180,454
Amortization of beneficial conversion features                                                   (15,180,454)
Net loss                                                                      (17,680,034)       (17,680,034)
                                                                ----------    -----------    ---------------
Balance, December 31, 1999                                     (1,545,733)    (42,990,663)       (33,836,836)
Exercise of stock options                                                                             701,266
Exercise of warrants                                                                                  744,298
Compensation expense arising from equity awards                   776,526                             776,526
Equity awards issued for future services,
 net of revaluation of earlier awards                             597,172                                   -
Dividends and negative accretion on mandatorily
 redeemable preferred stock                                                                         30,582,768
Allocation of proceeds to beneficial conversion features                                            1,402,000
Amortization of beneficial conversion features                                                     (1,402,000)
Repurchase of vested management units at fair
 market value                                                                                        (275,000)
Net loss                                                                       (22,457,737)       (22,457,737)
                                                            --------------   --------------    ---------------
Balance, December 31, 2000                                  $    (172,035)   $ (65,448,400)    $  (23,764,715)
                                                            ==============   ==============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

CTN MEDIA GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
- -------------------------------------------------------------------------------

                                                                                              YEAR ENDED
                                                                                              DECEMBER 31,
                                                                                          2000              1999
Cash flows from operating activities
 Net loss                                                                          $  (22,457,737)    $   (17,680,034)

 Adjustments to reconcile net loss to net cash used in
  operating activities
   Depreciation and amortization                                                        7,704,081           2,769,414
   Amortization of debt issue costs                                                        90,760             144,393
   Extraordinary loss on debt modification                                                368,037                   -
   Non-cash compensation expense arising from equity awards                               776,526           4,772,346
   Loss on disposition of fixed assets                                                    292,852                   -
   Impairment charge                                                                      275,696                   -
   Changes in assets and liabilities, net of the effects
    of acquisitions
      Accounts receivable                                                                (688,650)         (7,448,867)
      Prepaid expenses                                                                   (151,515)            228,286
      Other assets                                                                         62,656             (14,240)
      Accounts payable                                                                    633,449           5,654,523
      Accrued expenses and other liabilities                                              935,469           1,165,282
      Deferred revenue                                                                    516,384             326,443
                                                                                   --------------     ---------------
        Net cash used in operating activities                                         (11,641,992)        (10,082,454)
                                                                                   --------------     ---------------
Cash flows from investing activities
 Purchases of property and equipment                                                   (6,257,311)         (5,857,474)
 Cash paid for acquisition, net                                                                 -         (30,429,554)
 Cash paid for investment                                                                       -          (1,500,000)
                                                                                   --------------     ---------------
        Net cash used in investing activities                                          (6,257,311)        (37,787,028)
                                                                                   --------------     ---------------
Cash flows from financing activities
 Proceeds from term loans                                                                       -          14,499,227
 Payments on term loans                                                                (2,000,000)                  -
 Net proceeds from revolving credit arrangements                                       11,700,000           3,982,188
 Proceeds from exercise of warrants and stock options                                   1,445,564           1,445,417
 Net proceeds from issuance of mandatorily redeemable
  preferred stock                                                                       3,000,000          28,701,859
 Repurchase of vested management units                                                   (275,000)                  -
                                                                                   --------------     ---------------
        Net cash provided by financing activities                                      13,870,564          48,628,691
                                                                                   --------------     ---------------
Net (decrease) increase in cash and cash equivalents                                   (4,028,739)            759,209
Cash and cash equivalents, beginning of period                                          7,170,632           6,411,423
                                                                                   --------------     ---------------
Cash and cash equivalents, end of period                                           $    3,141,893     $     7,170,632
                                                                                   ==============     ===============

The accompanying notes are an integral part of these consolidated financial statements.

CTN MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

1.     DESCRIPTION OF THE BUSINESS

       CTN Media Group, Inc. and subsidiaries (the "Company") is a targeted media company specializing in reaching young adults. The Company operates properties in network television, publishing, online media, specialty media placement and marketing.

       The Company operates as three reportable segments: College Television Network ("CTN"), Market Place Media ("MPM"), and Wetair.com. CTN includes the operations of the Network, Link Magazine and iD8 Marketing.

       The Network is a satellite television network that operates on college and university campuses across the United States. Its single channel television system is placed free of charge in campus dining facilities and student unions. The Network's broadcasts contain music, news, information and entertainment programming. As of December 31, 2000, the network was installed or contracted for installation in 1,876 locations at approximately 810 college and universities. The Network generates revenue through the advertising placed on it.

       Link Magazine is a publication that is distributed on over 650 college campuses. The primary source of revenue for the magazine is print advertising. iD8 Marketing is a marketing agency providing creative services and placing media purchases for its clients. Revenue for iD8 Marketing consists primarily of fees for advertising services.

       MPM is a targeted media placement and promotions company that reaches the college student, minority and military markets. MPM provides media placement services in specialized newspapers and magazines, radio, television, Internet, and outdoor media. MPM also produces events, promotions and provides public relations services. The primary source of revenue for MPM is from the sale of media placements.

       Wetair.com is an Internet site for young adults offering entertainment information. Wetair.com was launched on September 1, 2000 and has not generated significant revenues to date.

       The Company maintains a headquarters office in Atlanta, Georgia and sales offices in New York, Chicago and Los Angeles. MPM is based in Santa Barbara, California with sales offices in New York and San Francisco.

       Certain of the Company's revenues are affected by the pattern of seasonality common to most school-related businesses. Historically, the Company has generated a significant portion of its revenue during the period from September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.

CTN MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

2.     SIGNIFICANT ACCOUNTING POLICIES

       REVENUE RECOGNITION
       Advertising revenues for the Network are recognized in the period in which the advertisements air. Advertising revenues for Link are recognized in the period in which the publication is distributed. Revenues for iD8 are recognized at the time in which services are provided. The Network presents its advertising revenue gross of agency commissions, which are included in operating expenses. Such amounts aggregated approximately $1,883,000 and $1,410,000 for the years ended December 31, 2000 and 1999, respectively.

       Revenues for MPM are recognized in the period in which the media placement runs. MPM reports its media placement revenues gross of advertising commissions and the costs of the media placement. Commissions earned by advertising agencies and the costs of media placement are reflected in operating expenses. MPM reports gross revenues since it is responsible to its customers for the fulfillment of the media placements and bears the risk of loss for collections. Commissions earned by advertising agencies aggregated approximately $3,927,000 and $1,171,000 for the years ended December 31, 2000 and 1999, respectively.

       Advertising barter revenue is recognized only if the fair value of the advertising given is determinable based on past transactions involving similar advertising exchanged for cash. A past cash transaction can only support the recognition of revenue on advertising barter transactions up to the dollar amount of the specific cash transaction and that cash transaction can only be used once to value barter advertising. If the fair value of the advertising surrendered in the barter transaction is not determinable, the barter transaction is recorded based on the carrying amount of the advertising surrendered, which is zero. The Company recognized barter revenue (and related expense) of $100,000 and $438,000 for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, there are no amounts deferred or accrued on the balance sheet related to barter transactions for which performance has not yet occurred.

       CASH AND CASH EQUIVALENTS
       The Company considers all deposits in banks, certificates of deposits and short-term investments with original maturities of three months or less as cash and cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. Such investments often exceed the FDIC limits and are not covered by insurance.

       PROPERTY AND EQUIPMENT
       Property and equipment are carried at cost. Cost of entertainment systems includes external direct costs of materials and services incurred in installation. Depreciation, including amortization of leasehold improvements, is charged to operations over the useful lives of assets using the straight-line method. The cost and accumulated depreciation for property and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income.

CTN MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

       The Company capitalizes external direct costs of materials and services consumed in developing or obtaining internal use software and payroll costs for employees who are directly associated with internal use software projects. Internal use software includes website development costs.

       INTANGIBLE ASSETS
       Intangible assets include patents, purchased customer relationships, trademarks and goodwill resulting from acquisitions, and loan costs. Amortization is computed using the straight-line method based over the estimated useful lives of the related assets, which range from 2 to 15 years.

       INCOME TAXES
       Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

       A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

       NET INCOME (LOSS) PER SHARE
       Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per share reflects the potential dilution from assumed conversion of all dilutive securities such as convertible preferred stock, stock options, rights and warrants.

       FAIR VALUE OF FINANCIAL INSTRUMENTS
       Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practicable to estimate that value.

       IMPAIRMENT OF LONG-LIVED ASSETS
       The Company determines whether there has been an impairment of long-lived assets based on whether certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recovery would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value or discounted cash flow value is required.

       COMPREHENSIVE INCOME
       Comprehensive income equals net income plus other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses, which are reflected in stockholders' deficit but excluded from net income. For all periods presented, comprehensive income equals net loss.

CTN MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

       ADVERTISING COSTS
       The Company expenses advertising costs in the period incurred. Advertising expenses aggregated approximately $470,000 and $819,000 for the years ended December 31, 2000 and 1999, respectively.

       STOCK BASED COMPENSATION
       The Company accounts for stock option grants and grants of other equity instruments to employees in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees" and the related interpretations, and has elected the disclosure option of Statement of Financial Accounting Standards ("FAS") No. 123 "Accounting for Stock Based Compensation." Accordingly, compensation cost for employee stock options and grants of other equity instruments is measured as the excess, if any, of the estimated market price of the underlying equity instrument over the amount the employee must pay to acquire the instrument.

       Equity based compensation to non-employees is accounted for under the provisions of FAS 123. Equity based compensation to non-employees is measured at the fair value of the underlying instrument when the equity instrument is earned.

       PRINCIPLES OF CONSOLIDATION
       The consolidated financial statements include the accounts of all wholly-owned subsidiaries of the Company and the 90% owned subsidiary, Wetair.com. No minority interest has been recorded for Wetair.com as the minority owner's contribution was a non-cash contribution of assets for which the value was not readily determinable. Accordingly, the Company has recorded all of the net operating losses of Wetair.com for the years ended December 31, 2000 and December 31, 1999.

       The Company has a 5% preferred stock investment in a privately held company. This investment is recorded on the cost method because the Company does not have significant influence over the investees' operations.

       NEW ACCOUNTING PRONOUNCEMENTS
       During 1999, the SEC issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101") which, as amended in 2000, was effective for the Company's fiscal year ending December 31, 2000. The implementation of SAB 101 did not have an impact on the Company's financial statements.

       In March 2000, the FASB issued "Accounting for Certain Stock Transactions Involving Stock Compensation - An Interpretation of APB No. 25"
       ("FIN 44"). FIN 44 was effective July 1, 2000 and the implementation of FIN 44 did not have an impact on the Company's financial statements.

CTN MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

       In July 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 ("FAS 133"). This statement, as subsequently amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. This statement is effective for all fiscal quarters for all fiscal years beginning after July 15, 2000 (January 1, 2001 for the Company.) The Company does not expect FAS 133 to have a material impact on its financial position or results of operations.

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


3.     LIQUIDITY

       During the years ended December 31, 2000 and 1999, the Company has incurred operating losses of approximately $22,458,000 and $17,680,000. In addition, all the Company's debt agreements mature on December 31, 2001. Further, as discussed in Note 8, the Company has violated certain debt covenants associated with the CTN Loan, the Term Loan and the Revolver Loan during 2000 for which waivers have been received. The Company anticipates additional violations during 2001.

       Willis Stein & Partners, L.P. ("Willis Stein") through U-C Holdings ("Holdings") has committed to provide the Company with the necessary funding through 2001 to fund any cash flow deficits from operations and any funding necessary in connection with its debt service requirements. Willis Stein is the managing member of Holdings. Furthermore, the Company believes it has other options to generate capital. Although there can be no assurance that the Company will be successful in the execution of any of the other options, two options that management is considering are the sale of MPM and the refinancing of its debt arrangements.

       With respect to the sale of MPM, the Company is actively negotiating with interested parties. However, there can be no assurance that any sale of MPM will be consummated.

CTN MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

4.     ACQUISITIONS

       On August 31, 1999, the Company acquired all of the issued and outstanding capital stock of MPM, (the "MPM Acquisition"). The Company paid $30,000,000, to the shareholders of MPM. To meet the purchase price, the Company, through MPM, borrowed $15,000,000 from a financial institution (the "Term Loan") and the Company issued convertible preferred stock for proceeds of $15,000,000 to Holdings. The MPM Acquisition was accounted for under the purchase method of accounting. The results of operations of MPM subsequent to the acquisition date of August 31, 1999 are included in the Company's consolidated statement of operations. Intangible assets, consisting primarily of customer relationships, tradenames/trademarks and goodwill of approximately $29,000,000 were recorded and are being amortized on a straight line basis over 2-15 years.

       The following unaudited pro forma financial information reflect the results of operations for the year ended December 31, 1999, as if the MPM Acquisition had occurred on January 1, 1999. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition taken place on January 1, 1999 and may not be indicative of future operating results. The unaudited pro forma results are summarized as follows:

                                                              YEAR ENDED
                                                              DECEMBER 31,
                                                                  1999
       Revenue                                               $  54,715,727
       Net loss from operations                                (20,799,729)
       Net loss available to common stockholders               (72,898,984)
       Basic and diluted net loss per common share                   (5.07)

5.     INVESTMENTS

       On October 29, 1999, the Company purchased 4,147,886 Series A Preferred shares of e-pallette, Inc. ("e-pallette") for an aggregate purchase price of $1,500,000. This purchase of preferred stock currently represents 5% of the total equity of e-pallette.

CTN MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

6.     PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                                    ESTIMATED              DECEMBER 31,
                                                  USEFUL LIVES        2000                1999
Entertainment systems, completed                    5 years      $  15,335,068      $   10,939,784
Entertainment systems, in progress                      N/A                                 79,710
Machinery and equipment                             7 years          1,274,325           1,056,356
Software                                            5 years          1,441,586           1,382,662
Capitalized website costs                           3 years          1,403,891             450,050
Furniture and fixtures                              7 years            863,856             778,446
Leasehold improvements                             11 years            387,088             299,233
                                                                 -------------      --------------
                                                                    20,705,814          14,986,241
Less: Accumulated depreciation                                      (6,651,477)         (2,461,337)
                                                                 -------------      --------------
    Total                                                        $  14,054,337      $   12,524,904
                                                                 =============      ==============

       Depreciation expense for the year ended December 31, 2000 and 1999, was approximately $4,454,000 and $1,670,000, respectively. Amortization of website costs and software costs were $954,234 and $0 for the years ended December 31, 2000 and 1999, respectively, and are included in depreciation expense.


7.     INTANGIBLE ASSETS

       Intangible assets consist of the following:

                                                ESTIMATED            DECEMBER 31,
                                              USEFUL LIVES       2000                 1999
Goodwill                                         10 - 15     $   8,245,834     $    8,568,425
Customer relationships                              7           16,293,000         16,293,000
Trademarks/tradenames                            10 - 15         3,473,854          3,457,524
Other intangibles                                 2 - 15         2,060,066          2,053,141
                                                             -------------     --------------
                                                                30,072,754         30,372,090
Less: Accumulated amortization                                  (5,121,678)        (1,255,181)
                                                             -------------     --------------
    Total                                                    $  24,951,076     $   29,116,909
                                                             =============     ==============

       During December 2000, the Company recorded an impairment charge on the entire unamortized balance of goodwill and other intangibles associated with the purchase of Link. The impairment charge was approximately $276,000. Link has performed below expectations since its acquisition and the Company is evaluating its strategic alternatives related to Link, including a possible sale or a closing of operations.

CTN MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

8.     DEBT

       Long-term debt consists of the following:

                                                                                        DECEMBER 31,
                                                                                 2000                  1999
CTN Loan                                                                  $     12,000,000      $       2,800,000
MPM Credit Agreement:
 Term Loan                                                                      13,000,000             15,000,000
 Revolver Loan                                                                   4,000,000              1,500,000
                                                                          ----------------      -----------------
                                                                                29,000,000             19,300,000
Less current maturities                                                        (29,000,000)            (4,300,000)
                                                                          ----------------      -----------------
                                                                          $              -      $      15,000,000
                                                                          ================      =================

       The Company has a revolving credit facility from a financial institution ("CTN Loan") that permits borrowings of up to $12,000,000. The CTN Loan required the Company to obtain additional equity investments, from Holdings or from other investors, on a dollar-for-dollar basis for every additional dollar borrowed under the CTN Loan up to the $12,000,000 credit limit.

       The CTN Loan bears interest at either (i) the Base Rate which is equal to the greater of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate, plus 2.00% per year; or (ii) the Eurodollar Rate, plus 3.50% per year. The determination of whether to use the Base Rate or Eurodollar Rate is at the option of the Company. A commitment fee of .5% per year on the unused portion of the facility is required. The CTN Loan is due and payable in full on December 31, 2001 and, as such, all amounts due thereunder have been classified as current at December 31, 2000.

       For the years ended December 31, 2000 and 1999, the weighted average interest rate on the CTN Loan was 11.3% and 10.6%, respectively.

       In November 2000 the Company entered into an amendment of the CTN Loan which extended the maturity date of the loan from the original maturity date of December 31, 2000 to December 31, 2001.

       The CTN Loan is guaranteed by a negative pledge of the outstanding shares of stock of the Company owned by Holdings.

       MPM has a $13,000,000 term loan ("Term Loan") and a $5,000,000 revolving credit facility ("Revolver Loan") from a separate financial institution and its affiliates. At December 31, 2000, $4,000,000 was outstanding under the Revolver Loan with $1,000,000 unused and available.

CTN MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

       Both the Term Loan and the Revolver Loan bear interest at either the Alternate Base Rate which is the higher of the Prime Rate or the Federal Funds Rate, as defined therein, plus 0.5%, or the "Eurodollar Base Rate" as defined therein, plus the applicable margin, which is variable depending on various financial conditions set forth in the credit agreement. A commitment fee of .5% per year on the unused portion of the facility is required. The weighted average interest rate was 9.45% and 9.17% for the years ended December 31, 2000 and 1999, respectively.

       In November 2000 the Company entered into an amendment to the Term Loan and the Revolver Loan. The amount of the Revolver Loan was increased to $5,000,000 from $2,000,000 and the termination date was accelerated to December 31, 2001 from September 30, 2004. The due date of the Term Loan was also accelerated to December 31, 2001. Prior to the amendment, the Term Loan was payable quarterly commencing July 1, 2000, and was payable in full on September 30, 2004. As amended, the Term Loan is payable quarterly, commencing January 1, 2001, and is payable in full on December 31, 2001.

       Because the amended Term Loan has substantially different terms than the original Term Loan, the Company recognized an extraordinary loss as result of the amendment. The unamortized debt issue costs from the original term loan as of the date of the amendment, and the fees paid to the financial institution as a result of the amendment, determined the amount of the loss. The loss is classified as an extraordinary item in the Consolidated Statement of Operations.

       The Company's debt agreements contain financial covenants that, among other restrictions, require the maintenance of certain financial ratios and cash flows, restrict asset purchases, dividend payments or distributions and accelerate the maturities upon a change in control of the Company.

       For each of the quarterly periods ended March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000, the Company was in violation of certain financial covenants associated with the CTN Loan for which waivers have been received. Further, at December 31, 2000, the Company was also in violation of certain financial covenants associated with the Term Loan and the Revolver Loan for which waivers have been received.

       The Company believes that certain requirements under the CTN Loan, Term Loan and Revolver Loan covenants may not be met during fiscal 2001. If the Company fails to meet a covenant under the CTN Loan, Term Loan and Revolver Loan the financial institution has the right to declare the loan due upon demand. The Company and Holdings are in negotiations with financial institutions related to amending the current debt agreement or entering into a new agreement. There can be no assurance that these efforts will be successful as discussed in Note 3. Holdings has committed to provide funding through fiscal 2001 in the event the Company experiences cash flow deficits from operations or cash flow deficits in connection with debt service requirements.

CTN MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

       Substantially all of the assets of the Company are pledged as collateral for the outstanding debt. In addition, Willis Stein has guaranteed a portion of the Company's indebtedness under the Term Loan by arrangement with the financial institution. The amount of the guarantee is subject to the terms of the arrangement. At December 31, 2000, the amount of the guarantee was $5,000,000.

       In exchange for the guarantee of Willis Stein, Holdings has the right to receive shares of the Company's Series A Convertible Preferred stock, at a per share price of $15, in exchange for any amounts it contributes to repay the Term Loan.

       Deferred debt issuance costs aggregated approximately $60,000 and $831,000, net of accumulated amortization of $25,000 and $128,000 at December 31, 2000 and 1999, respectively. Such amounts are included as intangible assets and the amortization of debt issuance costs is included as a component of interest expense.


9.     STOCKHOLDERS' DEFICIT AND MANDATORILY REDEEMABLE PREFERRED STOCK

       MANDATORILY REDEEMABLE PREFERRED STOCK
       At December 31, 2000, mandatorily redeemable preferred stock consists of Series A Convertible Preferred stock ("Series A"). Holdings owns all of the 2,176,664 outstanding shares of the 2,510,000 authorized shares of Series A. At December 31, 1999, there were 1,976,665 Series A shares outstanding and 2,510,000 authorized.

       Each share of Series A is immediately convertible into approximately 3.33 common shares, at a price of $4.50 per share, and accrues a 12% cumulative dividend per year. Dividends compound on a quarterly basis. The conversion ratio and price are subject to adjustments for anti-dilution. Each share has voting rights based upon the number of shares of common stock into which the Series A is convertible. At December 31, 2000, 7,255,546 shares of common stock were reserved for conversion. There are an additional 1,125,995 shares of common stock reserved for the accrued dividends of Series A through December 31, 2000.

       On July 23, 2006, at the option of the stockholders, the Company is required to redeem each share of Series A at a price equal to the greater of (i) $15 per share of Series A plus accrued and unpaid dividends or
       (ii) the market price of the common stock issuable upon conversion. The dividends accrue whether or not declared.

       Series A is stated at its highest redemption value. At any point in time, the highest redemption value is the greater of the (i) $15 per share of Series A plus accumulated and unpaid dividends or (ii) the current market price of the common shares issuable upon conversion. Accordingly, as the market price of the common stock changes, the redemption value will change. However, the redemption value will never be less than $15 per share plus accrued and unpaid dividends. Adjustments to the redemption value of the Series A are included in the determination of net income or loss available to common stockholders. During the years ended December 31, 2000 and 1999, the Company recorded aggregate adjustments to additional paid in capital of $30,582,768 and

CTN MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

       ($36,918,801), respectively, to accrete these securities to their highest redemption value as the end of the respective period.

       Various tranches of Series A have been issued to Holdings during 1999 and 2000 at conversion prices that have been less than the fair market value of the common stock at the date of issuance. A certain amount of the proceeds from each issuance of Series A have been allocated to these favorable conversion terms (the "beneficial conversion features"). A beneficial conversion feature is calculated as the difference between the conversion price of the security and the market price of the common stock at the date of issuance. Because these securities are immediately convertible into shares of common stock, the proceeds allocated to the beneficial conversion features have been amortized immediately through charges to Additional Paid-in Capital. These charges of $1,402,000 and $15,180,454 for the years ended December 31, 2000 and 1999, respectively, are included as adjustments to arrive at net income (loss) available to common shareholders.

       Summarized in the table below are the various preferred stock issuances to Holdings during 1999 and 2000, commencing with the July 1999 offering of Convertible Preferred Stock (which was subsequently redesignated to Series A).

                                                                                            MARKET
                                                                                           VALUE OF      BENEFICIAL
                                           # OF                                           UNDERLYING     CONVERSION
                                # OF      COMMON                                            COMMON        FEATURE
                              SERIES A    SHARES                                           SHARES AT         AT
           ISSUANCE            SHARES   CONVERTIBLE     GROSS         NET     CONVERSION   ISSUANCE       ISSUANCE
             DATE              ISSUED       TO        PROCEEDS     PROCEEDS      PRICE       DATE           DATE
July 1999                       309,998     678,432  $ 4,649,970  $ 4,649,970   $  6.854   $ 4,918,630   $    268,660
August 1999                   1,000,000   3,333,333   15,000,000   14,213,664       4.50    22,083,331      7,083,331
October 1999                     33,333     111,111      500,000      491,725       4.50       708,333        208,333
October 1999                    153,334     511,111    2,300,000    2,263,000       4.50     3,034,722        734,722
November 1999                   480,000   1,600,000    7,200,000    7,083,500       4.50    12,600,000      5,400,000
October 1999 redesignation
 of July 1999 issuances               -     354,895            -            -       4.50     6,135,379      1,485,408
                              ---------   ---------               -----------                            ------------
                              1,976,665   6,588,882               $28,701,859                            $ 15,180,454
                                                                  ===========                            ============
July 2000                       133,333     444,443    2,000,000    2,000,000       4.50     2,833,000        833,000
August 2000                      66,666     222,221    1,000,000    1,000,000       4.50     1,569,000        569,000
                              ---------   ---------               -----------                            ------------
                              2,176,664   7,255,546                $3,000,000                            $  1,402,000
                              =========   =========               ===========                            ============

       In conjunction with an issuance of Convertible Preferred stock in July 1999, the Company issued a Class D Warrant entitling Holdings to purchase 135,686 shares of common stock with an exercise price of $6.854 per share. Proceeds of $557,000 were allocated to the Class D Warrant.

       In October 1999, and after the approval of the Board of Directors and a majority of the stockholders, the Company effectuated the modification and reclassification of the then outstanding mandatorily redeemable Convertible Preferred stock. This modification and reclassification resulted in the cancellation of the Convertible Preferred shares and the issuance of Series A to the holders of the Convertible Preferred. This redemption of the Convertible Preferred shares resulted in the elimination of the variable conversion price

CTN MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

       feature and fixed the conversion price at $4.50 per share, although this is still subject to anti-dilution rights. The number of common shares in which the Series A is convertible, increased to 1,033,327 from 678,432 as a result of the change in the conversion price. The carrying value of the Convertible Preferred was $4,783,219 and the fair value of the Series A, for which the Convertible Preferred was exchanged, was $6,135,379 on the October 18, 1999 redemption date. Additionally, in connection with the modification and reclassification, the Company and Holdings entered into a Cancellation Agreement, effective August 31, 1999, whereby the Company cancelled, for no additional consideration, the Class D Warrant. The reclassification and warrant cancellation was undertaken in order to have only one type of preferred stock outstanding, and to eliminate the reset provision of the Convertible Preferred.

       The Company accounted for this redemption as of October 18, 1999 by removing the Convertible Preferred and Class D Warrant at their respective carrying values after consideration of accretion of the Convertible Preferred through the redemption date. The beneficial conversion feature associated with the Initial Purchase Agreement was also removed from the equity accounts. The Series A was initially recorded at fair value. A loss on redemption of approximately $527,000 was recognized and is reflected as a charge to stockholders' deficit for the period ended December 31, 1999. This amount is included in dividends, accretion and redemption loss on mandatorily redeemable preferred stock in determining net loss available to common stockholders on the Company's 1999 Consolidated Statement of Operations.

       EQUITY PROTECTION RIGHTS
       To avoid dilution upon the exercise of certain other warrants and options, Holdings retains certain equity protection rights that allow it to acquire additional shares of common stock at $2.75 and $3.25 per share. The equity protection rights become exercisable only upon the exercise of stock warrants and options as defined in the agreements. At December 31, 2000, approximately 1,219,850 were exercisable at $2.75 per share and 609,925 were exercisable at $3.50 per share. At December 31, 2000, potentially exercisable equity protection rights were 2,360,000 at $2.75 per share and 1,180,056 at $3.50 per share.

       STOCK PURCHASE WARRANTS
       As of December 31, 2000, the Company had 1,887,871 warrants outstanding. Each warrant gives the holder the right to purchase one share of common stock. The warrants outstanding have an exercise price as follows:

           152,100 warrants at $1.60             Expiring in September 2006
           772,732 warrants at $2.75             Expiring in April 2004
           963,039 warrants at $5.40             Expiring in April 2001

10.    EMPLOYEE BENEFIT PLANS AND STOCK COMPENSATION

       The 1990 Performance Equity Plan (the "1990 Stock Plan"), as amended provides for grants of stock options and other equity instruments to officers and employees. The term of each option is determined by the Company's Board of Directors (the "Board") but shall

CTN MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

       not exceed ten years from the date of grant. All options vest over a period to be determined by the Board at the date of grant. The Company has authorized 142,833 shares for issuance under the 1990 Stock Plan, of which 8,128 remain available for future grants at December 31, 2000.

CTN MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

       The 1996 Stock Incentive Plan (the "Incentive Plan"), as amended, provides for the granting of stock options and other equity based instruments to officers, directors, employees and consultants. The term of each option is determined by the Board but shall not exceed ten years from the date of grant. All options vest over a period to be determined by the Board at the date of grant. The Company has authorized 2,000,000 shares for issuance under the Incentive Plan, of which 109,142 remain available for future grants at December 31, 2000.

       The Outside Directors' Plan (the "Director Plan"), provides for the granting of stock options and other equity based instruments to non-employee directors. The term and vesting period of each award is determined by the Board at the date of grant. The term of each option is limited to ten years from the date of grant. The Company has authorized 456,000 shares for issuance under the Director Plan, of which none remain available for future grants at December 31, 2000.

       At December 31, 2000, a total of 2,482,954 authorized and unissued shares are reserved for exercises under the 1990 Plan, the Incentive Plan the Directors' Plan and for other outstanding options.

       In addition to awards of the Company's stock, Holdings grants U-C Holdings "Management Units" to certain members of management and to certain non-employees in exchange for a nominal purchase price. There are two types of awards consisting of "Class A" and "Class B" units. The Management Units represent an equity interest in Holdings whose sole asset is its investment in the Company. The purchase price, terms and vesting periods are determined by the Board on an individual grant basis. At December 31, 2000, there are 2,491 Class A and Class B units outstanding and 2,039 of these are vested. For grants to employees, compensation expense is recognized over the vesting period based on the intrinsic value on the date of grant. For grants to non-employees, compensation expense is recognized over the vesting period based on the fair value of the award. The fair value (and related expense) is adjusted over the vesting period to give effect to changes in fair value. The awards to both employees and non-employees are presented as a contribution of capital by the majority stockholder. The unvested portion is represented by unearned compensation, a contra-equity account.

       STOCK COMPENSATION
       Approximately $777,000 and $4,772,000 of stock compensation expense was recognized for the years ended December 31, 2000 and December 31, 1999, respectively.

       The stock compensation expense recorded in the year ended December 31, 2000 included $597,000 related to Management Units issued to employees and a net reversal of prior recorded expense due to the revaluation of Management Units issued to non-employees of approximately $260,000.

       On December 29, 1999, an officer of the Company terminated his employment. In connection with the related severance arrangement, the term over which the officer could exercise his vested option was extended. The Company recorded compensation expense of $2,760,000 during the year ended December 31, 1999 as a result of this modification. Also during the year ended December 31, 1999, the Company recorded compensation

CTN MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

       expense of $154,000 and $780,000 associated with the grant of Management Units to employees and non-employees, respectively.

       Other stock compensation expense of $1,078,000 during the year ended December 31, 1999 related to options granted to employees at exercise prices below fair market value at the date of grant, and options issued to non-employees.

       SUMMARY OF OPTION ACTIVITY
       Option activity for all of the Company's stock option plans for the year ended December 31, 2000 and 1999 is summarized below:

                                               YEAR ENDED                   YEAR ENDED
                                           DECEMBER 31, 2000             DECEMBER 31, 1999
                                        ------------------------      ------------------------
                                                        WEIGHTED                      WEIGHTED
                                                         AVERAGE                       AVERAGE
                                                        EXERCISE                      EXERCISE
                                         OPTIONS         PRICE         OPTIONS         PRICE
Outstanding at beginning of year        1,437,556      $    3.63        543,641      $    2.50
Granted                                 1,450,987           6.26        964,049           4.44
Exercised                                (312,509)          2.24         (7,667)          2.19
Forfeited                                 (93,080)          6.97        (62,467)          6.29
                                        ---------                     ---------
Outstanding at end of year              2,482,954           5.23      1,437,556           3.63
                                        ---------                     ---------
Exercisable at end of year              1,502,536           4.95        963,129           3.03
                                        =========                     =========

                           NUMBER         WEIGHTED                      NUMBER
                         OUTSTANDING       AVERAGE       WEIGHTED     EXERCISABLE      WEIGHTED
     RANGE OF               AS OF         REMAINING      AVERAGE         AS OF         AVERAGE
     EXERCISE            DECEMBER 31,    CONTRACTUAL     EXERCISE     DECEMBER 31,     EXERCISE
      PRICES                 2000           LIFE          PRICE           2000          PRICE
$1.5000 - $2.7500          324,142          4.79       $   2.1947         303,258    $   2.2239
$3.0470 - $3.6300           92,001          7.51           3.6173          67,001        3.6126
$3.7500 - $3.7500          400,833          7.09           3.7500         400,833        3.7500
$4.0630 - $4.7500            2,950          3.93           4.5753             750        4.0630
$5.0000 - $5.0000          396,500          4.45           5.0000               -             -
$5.1875 - $5.5000          282,667          8.40           5.3459          57,667        5.2053
$5.6250 - $6.2500          264,000          6.19           5.9082         141,500        5.9788
$6.3125 - $7.2500          202,028          6.51           6.6556         168,694        6.6610
$7.5000 - $7.5000          458,833          6.49           7.5000         358,833        7.5000
$9.2500 - $14.3750          59,000          8.10           9.7733           4,000       11.8125
                         ---------       -------       ----------       ---------    ----------
$1.5000 - $14.3750       2,482,954          6.67       $   5.2263       1,502,536    $   4.9456

CTN MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

       FAIR VALUE OF STOCK OPTIONS
       All options granted during the year ended December 31, 2000 were granted at exercise prices equal to the fair market value of the stock on the grant date. The weighted average grant-date fair value of the options granted during the year was $5.17.

       During the year ended December 31, 1999, 361,378 options were granted at exercise prices equal to the fair market value of the stock on the grant date and 602,671 options were granted at exercise prices below the fair market value of the stock on the grant date. The weighted average grant-date fair value of all options granted during the year was $3.81. The weighted average grant-date fair value of options granted at exercise prices equal to the fair market value of the stock on the grant date was $3.77. The weighted average grant-date fair value of options granted at exercise prices below the fair market value of the stock on the grant date was $3.88.

       Had compensation expense for the options discussed above been determined based on the fair value of the options at the grant dates, consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below:

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                                  2000                1999
As reported
 Net loss                                                    $ (22,457,737)      $ (17,680,034)
 Net income (loss) available to common stockholders              6,723,031         (69,778,789)
 Net income (loss) per common share - basic                            .45               (4.86)
 Net loss per common share - diluted                                  (.87)              (4.86)

Pro forma
 Net loss                                                    $ (25,871,968)      $ (18,399,476)
 Net income (loss) available to common stockholders              3,308,800         (70,058,052)
 Net income (loss) per common share - basic                            .22               (4.88)
 Net loss per common share - diluted                                 (1.00)              (4.88)

       The fair values of the options granted were estimated as of the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                     DECEMBER 31,
                                              2000                1999
    Dividend yield                             None                None
    Expected volatility                      88.22%              94.65%
    Risk free interest rate                   5.67%               5.04%
    Expected life in years                      1.9                 1.9

CTN MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

11.    INCOME TAXES

       At December 31, 2000, the Company had net operating loss carryforwards of approximately $56,283,000 expiring in varying amounts through the year 2020. The amounts of and the benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. The Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code in April 1997. As a result of the ownership change, utilization of approximately $12,100,000 of the net operating loss carryforwards is limited to approximately $1,200,000 per year.

       The provision for income taxes differs from the amount computed by applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax loss as a result of the following items:

                                                                          YEAR ENDED
                                                                          DECEMBER 31,
                                                                    2000              1999
   Federal tax benefit on loss before income
    taxes                                                      $   (7,636,000)   $  (6,012,000)
   Nondeductible expenses                                             185,000          392,000

   Change in valuation allowance, excluding impact
    of the MPM Acquisition adjustment                               7,451,000        5,620,000
                                                               --------------    -------------
   Provision for income taxes                                  $            -    $           -
                                                               ==============    =============

       The components of the deferred income tax assets and liabilities were as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                             2000               1999
   Deferred tax assets
    Net operating loss carryforwards                  $     19,136,000    $     13,317,000
    Expenses not currently deductible                        2,579,000             893,000
                                                      ----------------    ----------------
                                                            21,715,000          14,210,000
                                                      ----------------    ----------------
   Deferred tax liabilities
    Intangible assets                                 $     (6,095,000)   $              -
    Property, plant and equipment                           (1,300,000)                  -
                                                      ----------------    ----------------
                                                            (7,395,000)                  -
                                                      ----------------    ----------------
    Valuation allowance                                    (14,320,000)        (14,210,000)
                                                      ----------------    ----------------
                                                      $              -    $              -
                                                      ================    ================

CTN MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

       As of December 31, 2000, a valuation allowance has been established against the net deferred tax assets as management does not believe these are more likely than not to be realized.

       At December 31, 1999, the Company estimated that there would be no deferred tax liabilities arising as a result of the MPM Acquisition, as the Company was intending to make an election that would have resulted in a step-up in tax bases. However, during 2000, the Company decided not to make such election. As a result, the MPM Acquisition resulted in the creation of approximately $7,341,000 in deferred tax liabilities with an equal and offsetting adjustment to the deferred tax valuation allowance.


12.    COMMITMENTS AND CONTINGENCIES

       EMPLOYMENT AGREEMENTS
       The Company has employment agreements through 2004 with certain officers and employees. The agreements call for minimum base salaries for the years ending December 31, 2001, 2002, 2003 and 2004 of approximately $3,495,000, $2,631,000, $1,295,000, and $754,000, respectively.

       LEASES
       The Company leases certain of its office facilities under operating leases at various dates through 2008. Rent expense was approximately $1,133,000 and $609,000 for the year ended December 31, 2000 and 1999, respectively. Annual lease payments for the years ending December 31, 2001, 2002, 2003, 2004, 2005 and thereafter will approximate $1,176,000,
       $1,117,000, $1,054,000, $1,079,000, $683,000 and $775,000, respectively.

       OTHER COMMITMENTS AND CONTINGENCIES
       In connection with the Company's acquisition of the rights to an inventory of video jukeboxes in 1991, the Company agreed to pay two former stockholders an aggregate of $100,000, one-half being payable at such time as the Company's net pre-tax income equals at least $500,000 and the balance being payable at such time as the Company has $500,000 in net pre-tax earnings. The Company will provide for these contingent liabilities when payment is considered probable.

       The Company utilizes Crawford Communications, Inc. ("Crawford") and Satellite Engineering Group, Inc. to complete Network installations in new locations. The Company has also entered into an Origination Services Contract with Crawford. The agreement provides for payments of approximately $1,320,000 over a five year period ending on July 15, 2003. Under the Origination Services Contract, Crawford is responsible for the transmission via satellite of the Network's daily programming, including encoding signals, testing, maintaining the Network's programming library, and obtaining programming from the Network's sources. Crawford is also responsible for the uplink of the programming to a satellite as well as the downlink of the signal from the satellite at each installation site. The Origination Services Contract has a five-year term. As of December 31, 2000, the Company has paid approximately $704,000 to Crawford pursuant to the Origination Services Contract.

CTN MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

       The Company has an agreement with Turner Private Networks, Inc. and CNN Headline News to provide news and sports programming for the Network through December 31, 2002. The total license fee is approximately $3,156,250. As of December 31, 2000, the Company has paid approximately $1,656,250 pursuant to this agreement.

       The Company has a Transponder Use Agreement with Public Broadcasting Service ("PBS"). The Company has subleased capacity on a satellite owned and operated by GE American Communications, Inc. ("GE") and leased to PBS by GE. This agreement provides for payments of approximately $3,924,000 over a five year period and terminates on July 31, 2003. The Company has protected status on this satellite, where in the event of a satellite failure or performance problem, the Company's programming will preempt transmissions of other users on this satellite or on another satellite. As of December 31, 2000, the Company has paid approximately $1,896,600 pursuant to this agreement.


13.    RELATED PARTY TRANSACTIONS

       Sales commissions of approximately $110,000 and $180,000, were paid to a company owned in part by a member of the Board of Directors of the Company for the year ended December 31, 2000 and 1999, respectively.

14.    SEGMENT REPORTING

       The Company has three reportable segments: (i) CTN (which includes the Network, Link, and iD8), (ii) Wetair.com and (iii) MPM. Information regarding the operations of these reportable segments are as follows:

CTN MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

                                                       FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                      2000              1999
REVENUES
 CTN                                           $     16,779,549    $    11,679,029
 Wetair.com                                              30,000                  -
 MPM                                                 52,088,209         19,913,472
                                               ----------------    ---------------
    Total                                      $     68,897,758    $    31,592,501
                                               ================    ===============
NET LOSS
 CTN                                           $    (17,203,152)   $   (17,842,270)
 Wetair.com                                          (2,343,068)          (124,756)
 MPM                                                 (2,911,517)           286,992
                                               ----------------    ---------------
    Total                                      $    (22,457,737)   $   (17,680,034)
                                               ================    ===============
DEPRECIATION AND AMORTIZATION
 CTN                                           $      3,128,118    $     1,611,578
 Wetair.com                                             954,234                  -
 MPM                                                  3,621,729          1,157,836
                                               ----------------    ---------------
    Total                                      $      7,704,081    $     2,769,414
                                               ================    ===============
NET INTEREST INCOME
 CTN                                           $        207,192    $       173,339
 Wetair.com                                                   -                  -
 MPM                                                    113,385             47,011
                                               ----------------    ---------------
    Total                                      $        320,577    $       220,350
                                               ================    ===============
INTEREST EXPENSE
 CTN                                           $      1,283,922    $       236,451
 Wetair.com                                                   -                  -
 MPM                                                  1,714,656            521,125
                                               ----------------    ---------------
    Total                                      $      2,998,578    $       757,576
                                               ================    ===============
TOTAL ASSETS
 CTN                                           $     22,084,662    $    23,931,475
 Wetair.com                                             632,602                  -
 MPM                                                 40,847,068         45,520,487
                                               ----------------    ---------------
    Total                                      $     63,564,332    $    69,451,962
                                               ================    ===============

CTN MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

15.    SUPPLEMENTAL CASH FLOW INFORMATION

       Supplemental disclosure of cash flow information includes:

       On September 1, 1999, the Company completed the purchase of MPM as follows:

        Fair value of assets acquired                          $     39,696,157

        Less: Cash paid                                             (30,399,549)
                                                               ----------------
        Liabilities assumed                                    $      9,296,608
                                                               ================

       INTEREST PAID
       The Company paid interest of $2,820,289 and $635,691 in 2000 and 1999, respectively.

       INCOME TAXES PAID
       The Company paid income taxes of approximately $0 and $15,000 in 2000 and 1999, respectively.


16.    CONCENTRATIONS OF CREDIT RISK

       For the year ended December 31, 2000, approximately 29% of revenues were derived from the Company's ten largest customers. These customers are large domestic corporations engaged in the sale, manufacture and/or distribution of consumer products and services.

       As of December 31, 2000, approximately 32% of the outstanding accounts receivable balance is comprised of amounts due from ten large domestic corporations engaged in the sale, manufacture and/or distribution of consumer products and services.

       In the fourth quarter of 2000, MPM charged to bad debt expense a trade receivable of approximately $900,000. The trade receivable was from an advertising agency that acted as agent for a domestic insurance company. The agency has become insolvent and the amount remains unpaid.


17.    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying values of cash and cash equivalents, trade receivables and payables, and other liabilities approximate fair value because of the short term nature of those instruments.

       The estimated fair value of debt approximates carrying value since such obligations are subject to fluctuating market rates of interest and can be settled at their face amounts. The Company does not anticipate settlement of debt at other than carrying value and currently intends to hold such financial instruments through maturity.

       The Term Loan agreement provides that, under certain conditions, the Company should enter into interest rate swaps on at least 40% of the amounts outstanding. Under the current swap arrangement with a financial institution, the Company pays a fixed rate of 7.28% on a notional principal, which declines over the term of the agreement. The notional principal balance at December 31, 2000 is $5,800,000. The financial institution pays a variable LIBOR rate (fluctuating quarterly) on the notional principal. The variable rate is 6.72% at December 31, 2000. Payments are due on a quarterly basis. The arrangement terminates on December 31, 2001. The fair value of the interest rate swap at December 31, 2000 is a liability of $197,000, as estimated by the financial institution. Amounts accrued under the interest rate swap are presented net with interest expense on the Term Loan. Amounts due or payable are presented net of interest payable.

18. SUBSEQUENT EVENT: RECLASSIFICATION OF MANDATORILY REDEEMABLE PREFERRED STOCK TO STOCKHOLDERS' EQUITY

       Pursuant to an Agreement executed on March 31, 2001 between the Company and Holdings, a consent of the sole owner of the Series A Convertible Preferred Stock, and a consent by the holders of a majority of the Company's common stock, each dated March 31, 2001, Holdings irrevocably cancelled, forfeited and waived its redemption rights under the terms of the Series A Preferred Stock, and an amendment to the Company's certificate of incorporation for the purpose of confirming such action and enabling it to be recorded with the office of the secretary of the State of Delaware was approved and adopted.

       Accordingly, from March 31, 2001, the Series A Preferred Stock will, in the future, be reclassified to Stockholders' Equity. On a pro forma basis at December 31, 2000, reflecting the terms of the March 31, 2001 amendment, the Company's Stockholders' Equity would be increased by $38,306,052 and the amount reported in the Company's December 31, 2000 balance sheet as "Mandatorily Redeemable Preferred Stock" would be reduced by $38,306,052 to zero.