Form 10-Q
period 2001-03-31
CTN MEDIA GROUP INC
filed 2001-05-15
CIK 876013

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [MARK ONE]
     /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ______________ TO ____________


                         COMMISSION FILE NUMBER: 0-19997

                              CTN MEDIA GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                              13-3557317
     (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
      Incorporation or Organization)

       3350 PEACHTREE RD., SUITE 1500                     30326
              ATLANTA, GEORGIA                          (Zip Code)
 (Address of Principal Executive Offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 256-9630

                                       N/A
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares of common stock, $.005 par value, outstanding as of May 7, 2001: 15,086,747

--------------------------------------------------------------------------------

                                        PART I
                                FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  CTN MEDIA GROUP, INC.
                               CONSOLIDATED BALANCE SHEET
                                      (Unaudited)

                                        ASSETS
                                                                  March 31,      December 31,
                                                                    2001             2000
                                                                -------------    ------------
Current assets:
     Cash and cash equivalents                                   $  1,144,604    $  3,141,893
     Accounts receivable, net of allowance of $1,294,136
         and $1,216,000 respectively                               15,520,385      19,078,643
     Prepaid expenses                                                 474,082         500,818
     Other current assets                                              19,854          31,431
                                                                 ------------    ------------
         Total current assets                                      17,158,925      22,752,785

Investments                                                         1,530,000       1,500,000
Property and equipment, net                                        13,472,028      14,054,337
Other assets                                                          302,809         306,134
Intangible assets, net                                             24,227,858      24,951,076
                                                                 ------------    ------------
         Total assets                                            $ 56,691,620    $ 63,564,332
                                                                 ============    ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                            $ 12,218,232    $ 13,493,253
     Accrued expenses                                               1,687,326       2,533,815
     Deferred revenue                                               1,728,177       1,458,639
     Other current liabilities                                      2,516,388       2,537,288
     Current portion of long-term debt                             28,508,938      29,000,000
                                                                 ------------    ------------
         Total liabilities                                         46,659,061      49,022,995

Mandatorily redeemable preferred stock                                      -      38,306,052

Stockholders' equity (deficit):
     Common stock - $.005 par; authorized 50,000,000 shares;
         issued and outstanding 15,086,747 shares                      75,434          75,296
     Preferred stock - authorized 2,510,000 shares;
         issued and outstanding 2,176,664 shares                   38,794,076               -
     Additional paid in capital                                    41,293,509      41,780,424
     Unearned compensation                                           (140,079)       (172,035)
     Accumulated deficit                                          (69,990,381)    (65,448,400)
                                                                 ------------    ------------
            Total stockholders' equity (deficit)                   10,032,559     (23,764,715)
                                                                 ------------    ------------
            Total liabilities and stockholders'
               equity (deficit)                                  $ 56,691,620    $ 63,564,332
                                                                 ============    ============

               The accompanying notes are an integral part of the
                             financial statements.

                                    Form 10-Q
                                  Page 2 of 17

                                CTN MEDIA GROUP, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                     (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                 2001            2000
                                                             ------------   -------------
Revenue                                                      $ 13,972,102    $ 16,160,437
Expenses

         Operating                                             10,647,527      11,407,773
         Selling, general and administrative                    5,058,839       6,843,677
         Depreciation and amortization                          1,791,583       1,542,153
                                                             ------------    ------------
            Total expenses                                     17,497,949      19,793,603

         Interest income                                           37,899         113,842
         Interest expense                                        (857,033)       (645,450)
                                                             ------------    ------------
         Net loss before cumulative effect of a change
             in accounting method                              (4,344,981)     (4,164,774)

         Cumulative effect of change in accounting
             method                                              (197,000)              -
                                                             ------------    ------------
         Net loss                                              (4,541,981)     (4,164,774)
Dividends and accretion on redeemable preferred stock            (488,024)     24,708,308
                                                             ------------    ------------
Net income (loss) available to common stockholders           $ (5,030,005)   $ 20,543,534
                                                             ============    ============
Net income (loss) per share:
         Basic net income (loss) per common share before
             cumulative effect of accounting change          $      (0.32)   $       1.40
         Cumulative effect of accounting change                     (0.01)              -
                                                             ------------    ------------
         Basic net income (loss) per common share            $      (0.33)   $       1.40
                                                             ============    ============
         Diluted net income (loss) per common share
             before cumulative effect of accounting change   $      (0.32)   $       0.82
         Cumulative effect of accounting change                     (0.01)              -
                                                             ------------    ------------
         Diluted net income (loss) per common share          $      (0.33)   $       0.82
                                                             ============    ============

Weighted average number of common shares:
     outstanding
         Basic                                                 15,075,165      14,713,320
         Diluted                                               15,075,165      25,107,102

               The accompanying notes are an integral part of the
                             financial statements.

                                    Form 10-Q
                                  Page 3 of 17

                                 CTN MEDIA GROUP, INC.
                                     CONSOLIDATED
                                STATEMENT OF CASH FLOWS
                                      (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                             2001           2000
                                                                         -----------    -----------
Cash flows from operating activities:
     Net loss                                                            $(4,541,981)   $(4,164,774)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
           Depreciation and amortization                                   1,791,583      1,542,153
           Cumulative effect of accounting change, adoption of FAS 133       197,000
           Amortization of debt issuance costs                                49,749        109,399
           Non-cash compensation expense arising from equity awards           31,956        (73,240)
           Loss on disposition of fixed assets                                31,041              -

     Changes in operating assets and liabilities:
           Accounts receivable                                             3,558,258        588,898
           Prepaid expenses                                                   26,736       (330,950)
           Other assets                                                       14,902        (20,605)
           Intangible assets                                                (123,474)             -
           Accounts payable                                               (1,275,021)    (1,505,360)
           Accrued expenses and other liabilities                         (1,064,389)      (626,509)
           Deferred revenue                                                  269,538       (210,434)
                                                                         -----------    -----------
              Net cash used in operating activities                       (1,034,102)    (4,691,422)
                                                                         -----------    -----------

     Cash flows from investing activities:
           Purchases of property and equipment                              (443,373)    (1,718,619)
           Cash paid for investments                                         (30,000)             -
                                                                         -----------    -----------
              Net cash used in investing activities                         (473,373)    (1,718,619)
                                                                         -----------    -----------

     Cash flows from financing activities:
           Net proceeds from line of credit                                1,000,000      4,000,000
           Payments on term loan                                          (1,491,062)             -
           Proceeds from exercise of warrants and stock options               57,146        867,558
           Prepaid issuance costs for preferred stock                        (55,898)             -
                                                                         -----------    -----------
              Net cash (used in) provided by financing activities           (489,814)     4,867,558
                                                                         -----------    -----------

     Net decrease in cash and cash equivalents                            (1,997,289)    (1,542,483)
     Cash and cash equivalents, beginning of period                        3,141,893      7,170,632
                                                                         -----------    -----------
     Cash and cash equivalents, end of period                            $ 1,144,604    $ 5,628,149
                                                                         -----------    -----------

               The accompanying notes are an integral part of the
                             financial statements.

                                    Form 10-Q
                                  Page 4 of 17

                              CTN MEDIA GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 2000 included in the Annual Report as filed on Form 10-KSB with the United States Securities and Exchange Commission.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations and of cash flows for the three months ended March 31, 2001 and 2000.

         The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results of operations for a full fiscal year of the Company. Certain prior period amounts have been reclassified to conform with current period presentation.


NOTE (A) - THE COMPANY

         CTN Media Group, Inc. and subsidiaries (the "Company") is a targeted media company specializing in reaching young adults. The Company operates properties in network television, publishing, online media, specialty media placement and marketing.

         The Company operates as three reportable segments: CTN, Market Place Media ("MPM"), and Wetair.com. CTN includes the operations of the College Television Network (the "Network"), Link Magazine and iD8 Marketing ("iD8").

         The Network is a satellite television network that operates on college and university campuses across the United States. Its single channel television system is placed free of charge in campus dining facilities and student unions. The Network's broadcasts contain music, news, information and entertainment programming. As of March 31, 2001, the Network was installed or contracted for installation in 1,923 locations at approximately 818 colleges and universities. The Network generates revenue through the advertising placed on it.

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

                                    Form 10-Q
                                  Page 5 of 17

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


NOTE (B) - IMPLEMENTATION OF FAS 133 AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING METHOD

         As required under the Term Loan described under Note (D) below, the Company is a party to an interest rate swap agreement whereby, under certain conditions, it pays a fixed rate interest and receives payments based on a variable interest rate (LIBOR) on a notional principal balance, which was approximately $5.6 million at March 31, 2001.

         In July 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 ("FAS 133"). This statement, as subsequently amended, establishes accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company implemented the provisions of FAS 133 as of January 1, 2001.

         As a result of adopting the provisions of FAS 133 as of January 1, 2001, the fair value of the interest rate swap is included in the Company's balance sheet and changes in the fair value of the interest rate swap are recognized currently in the Company's statement of operations. The Company's transition adjustment and related cumulative effect of a change in accounting method resulted in a loss of $197,000. The net change in the fair value of the Company's derivatives since adoption of FAS 133 resulted in a loss of $90,000, which is included in interest expense.

         The fair value of the interest rate swap is included in other current liabilities. Amounts accrued under the interest rate swap are presented net with interest expense. Amounts due or payable are presented in accrued expenses.


NOTE (C) - PREFERRED STOCK

         At March 31, 2001, preferred stock consists of Series A Convertible Preferred Stock ("Series A") of which U-C Holdings, LLC ("Holdings") owns all of the 2,176,664 outstanding shares of the 2,510,000 authorized shares of preferred stock. Effective March 31, 2001, the redemption feature of the Series A was removed, which will cease the accretion of Series A to its highest redemption value at the end of each reporting period. This allowed the Company to move the classification of the Series A from Mandatorily Redeemable Preferred Stock to Stockholders' Equity. The remaining terms of Series A will remain unchanged and include the 12% cumulative accrual of dividends per year, compounding on a quarterly basis. Each share has voting rights based upon the number of shares of common stock into which Series A is convertible. At March 31, 2001, 13,059,984 shares of common stock were reserved for conversion. There are an additional 2,457,642 shares of common stock reserved for the accrued dividends of Series A through March 31, 2001.

NOTE (D) - DEBT

         The Company has a revolving credit facility from a financial institution ("CTN Loan") with outstanding borrowings of up to $12,000,000. The CTN Loan required the Company to obtain additional

                                    Form 10-Q
equity investments, from Holdings, or from other investors, on a dollar-for-dollar basis for every additional dollar borrowed under the CTN Loan up to the $12,000,000 credit limit.

         The CTN Loan bears interest at either (i) the Base Rate which is equal to the greater of (a) the Federal Funds rate plus 0.5% or (b) the Prime Rate, plus 2.00% per year; or (ii) the Eurodollar Rate, plus 3.50% per year. The determination of whether to use the Base Rate or the Eurodollar Rate is at the option of the Company. A commitment fee of 0.5% per year on the unused portion of the facility is required. The CTN Loan is due and payable in full on December 31, 2001 and, as such, all amounts due thereunder have been classified as current at March 31, 2001.

         For the three months ended March 31, 2001 and 2000, the weighted average interest rate on the CTN Loan was 10.7% and 11.1%, respectively.

         The CTN Loan is guaranteed by a negative pledge of the outstanding shares of stock of the Company owned by Holdings.

         MPM has a term loan ("Term Loan") and a $5,000,000 revolving credit facility ("Revolver Loan") from a separate financial institution and its affiliates. At March 31, 2001, $11,508,938 was outstanding under the Term Loan and $5,000,000 was outstanding under the Revolver Loan.

         Both the Term Loan and the Revolver Loan bear interest at either the Alternate Base Rate which is the higher of the Prime Rate or the Federal Funds Rate, as defined therein, plus 0.5%, or the "Eurodollar Base Rate" as defined therein, plus the applicable margin, which is variable depending on various financial conditions set forth in the credit agreement. A commitment fee of 0.5% per year on the unused portion of the facility is required. The weighted average interest rate was 9.45% and 9.06% for the three months ended March 31, 2001 and 2000, respectively.

         The Company's debt agreements contain financial covenants that, among other restrictions, require the maintenance of certain financial ratios and cash flows, restrict asset purchases, dividend payments or distributions and accelerate the maturities upon a change in control of the Company.

         For the three months ended March 31, 2001, the Company was in violation of certain financial covenants associated with the CTN Term Loan and Revolver Loan for which waivers have been received.

         The Company believes that certain requirements under the CTN Loan, Term Loan and Revolver Loan covenants may not be met during fiscal 2001. If the Company fails to meet a covenant under the CTN Loan, Term Loan and Revolver Loan, the financial institutions have the right to declare the loans due upon demand. In connection with the $28.5 million of indebtedness due at December 31, 2001, the Company is currently in discussion with financial institutions regarding new credit facilities and exploring other capital-raising alternatives, including the sale of MPM and other assets. The Company can not be certain that any of the alternatives will be consummated. Holdings has committed to provide funding through fiscal 2001 in the event the Company experiences cash flow deficits from operations or cash flow deficits in connection with debt service requirements.


                                    Form 10-Q

NOTE (E) - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                   ESTIMATED     MARCH 31,     DECEMBER 31,
                                 USEFUL LIVES       2001           2000
Entertainment systems completed   5 years      $ 15,693,698    $ 15,335,068
Machinery and equipment           5 -7 years      1,271,189       1,274,325
Software                          5 years         1,447,329       1,441,586
Capitalized website costs         3 years         1,412,431       1,403,891
Furniture and Fixtures            7 years           866,020         863,856
Leasehold improvements            7-11 years        394,712         387,088
                                               ------------    ------------
                                                 21,085,379      20,705,814
Less:  Accumulated depreciation                  (7,613,351)     (6,651,477)
                                               ------------    ------------
  Total                                        $ 13,472,028    $ 14,054,337
                                               ============    ============


         Depreciation expense for the three months ended March 31, 2001 and the three months ended December 31, 2000 was approximately $994,115 and $739,584 respectively.


NOTE  (F) - INTANGIBLE ASSETS

Intangible assets consist of the following:


                                   ESTIMATED      MARCH 31,      DECEMBER 31,
                                  USEFUL LIVES      2001            2000
Goodwill                          10-15 years   $  7,693,126    $  7,713,946
Customer relationships            7 years         16,293,000      16,293,000
Trademarks/tradenames             10-15 years      3,448,377       3,473,854
Other intangibles                 2-15 years       1,889,662       1,720,954
                                                ------------    ------------
                                                  29,324,165      29,201,754
Less:  Accumulated amortization                   (5,096,307)     (4,250,678)
                                                ------------    ------------
  Total                                         $ 24,227,858    $ 24,951,076
                                                ============    ============


NOTE  (G) - COMMITMENTS AND CONTINGENCIES

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

         The Company is currently utilizing Crawford Communications, Inc. ("Crawford") and Satellite Engineering Group, Inc. to complete Network installations in new locations. The Company has also entered into an Origination Services Contract with Crawford. The original agreement provides for payments of approximately $1,320,000 over a five year period ending on July 15, 2003. In accordance


                                    Form 10-Q
                                  Page 8 of 17
with the Origination Services Contract, Crawford is responsible for the transmission via satellite of the Network's daily programming, including encoding signals, testing, maintaining the Network's programming library, and obtaining programming from the Network's sources. Crawford is also responsible for the uplink of the programming to a satellite as well as the downlink of the signal from the satellite at each installation site. As of March 31, 2001, the Company has paid approximately $770,000 to Crawford pursuant to the Origination Services Contract.

         The Company has an agreement with Turner Private Networks, Inc. and CNN Headline News to provide news and sports programming for the Network through December 31, 2002. The total license fee is approximately $3,156,250. As of March 31, 2001, the Company has paid approximately $1,850,000 pursuant to this agreement.

         The Company has a Transponder Use Agreement with Public Broadcasting Service ("PBS"). The Company has subleased capacity on a satellite owned and operated by GE American Communications, Inc. ("GE") and leased to PBS by GE. This agreement provides for payments of approximately $3,924,000 over a five year period that terminates on July 31, 2003. The Company has protected status on this satellite, where in the event of a satellite failure or performance problem, the Company's programming will preempt transmissions of other users on this satellite or on another satellite. As of March 31, 2001, the Company has paid approximately $2,092,800 pursuant to this agreement.

         On January 11, 2001, the Company entered into an agreement with U.S. Concepts, Inc. ("USC") for the management and execution of a five week promotional concert tour ("Spring Music Tour Promotion"). The Spring Music Tour Promotion will run from March 2001 through May 2001 on 10 college campuses nationwide. CTN will pay USC's program and administrative costs of approximately $540,000.


NOTE (H) - SEGMENT REPORTING

         The Company has three reportable segments: (i) CTN (which includes the Network, Link and iD8), (ii) Wetair.com and (iii) MPM. Information regarding the operations of these reportable segments are as follows:

                               THREE MONTHS ENDED  THREE MONTHS ENDED
                                 MARCH 31, 2001      MARCH 31, 2000
REVENUES
         CTN                       $  2,962,992       $  4,725,027
         Wetair.com                           -                  -
         MPM                         11,009,110         11,435,410
                                   ------------       ------------
           Total                   $ 13,972,102       $ 16,160,437
                                   ------------       ------------


                                    Form 10-Q
                                  Page 9 of 17

LOSS BEFORE INCOME TAXES
         CTN                       $ (3,953,895)      $ (3,435,868)
         Wetair.com                    (209,324)          (310,747)
         MPM                           (378,762)          (418,159)
                                   ------------       ------------
           Total                   $ (4,541,981)      $ (4,164,774)
                                   ------------       ------------

DEPRECIATION AND AMORTIZATION
         CTN                       $    835,080       $    636,644
         Wetair.com                      50,024                533
         MPM                            906,479            904,976
                                   ------------       ------------
           Total                   $  1,791,583       $  1,542,153
                                   ------------       ------------
INTEREST INCOME
         CTN                       $     19,784       $     82,298
         Wetair.com                           -                  -
         MPM                             18,115             31,544
                                   ------------       ------------
           Total                   $     37,899       $    113,842
                                   ------------       ------------

INTEREST EXPENSE
         CTN                       $    362,319       $    213,761
         Wetair.com                           -                  -
         MPM                            494,714            431,689
                                   ------------       ------------
           Total                   $    857,033       $    645,450
                                   ------------       ------------


                                     MARCH 31          DECEMBER 31
                                       2001               2000
TOTAL ASSETS
         CTN                        $18,135,302        $22,084,662
         Wetair.com                     594,266            632,602
         MPM                         37,962,052         40,847,068
                                    -----------        -----------
           Total                    $56,691,620        $63,564,332
                                    -----------        -----------


Substantially all of the property and equipment owned by the Company is used in the operations of CTN.

         For the three months ended March 31, 2001, operating expenses at MPM were reduced by approximately $542,000 as a result of a change in estimate with respect to media placement payables.

                                    Form 10-Q
                                  Page 10 of 17

NOTE (I) - SUBSEQUENT EVENTS

         On April 4, 2001 an Amended and Restated Certificate of Incorporation (the "Amendment") was approved by the majority stockholders. The conversion price of the Series A was changed to $2.50 per share, resulting in each share of Series A being convertible into approximately 6.0 shares of the Company's common stock. The conversion ratio and price are subject to adjustments for anti-dilution. Before the Amendment, each share of Series A was immediately convertible into approximately 3.3 shares of the Company's common stock, at a price of $4.50 per share.

         On April 5, 2001, the Company entered into a Preferred Stock Purchase Agreement pursuant to which Holdings purchased 266,666 shares of Series B Convertible Preferred Stock ("Series B") for $3,999,990. The Series B is convertible into 1,599,996 shares of common stock at a conversion price of $2.50 per share. The Series B is senior in priority to the Series A as to payment upon liquidation and dividends. Other than this feature, the terms of the Series B are substantially similar to the terms of the Series A. Pursuant to the Series B Preferred Stock Purchase, on April 5, 2001, all of the Company's preferred stock will be classified in the stockholder's equity section of the balance sheet.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

         Certain forward-looking information contained in this Quarterly Report is being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning the Company's future financial and operating performance. Such forward-looking information is subject to assumptions and beliefs based on current information known to the Company and factors that could yield actual results differing materially from those anticipated. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results. Please see Exhibit 99.1, "Safe Harbor Compliance Statement for Forward-Looking Statements," for additional factors to be considered by stockholders and prospective stockholders.


OVERVIEW

         CTN Media Group, Inc., a Delaware corporation, (the "Company"), commenced operations in January 1991. The Company is a diversified media company specializing in reaching targeted audiences. The Company operates in the television, magazine, newspaper and online sectors. The Company owns and operates the College Television Network (the "Network"), a proprietary commercial television network that operates on college and university campuses across the United States. The Network is provided to campuses through single-channel television systems ("Systems") placed free of charge primarily in the campus public venues, including dining facilities and student unions. At March 31, 2001, CTN was installed or contracted for installation at approximately 1,923 locations at approximately 818 colleges and universities throughout the United States. The Network reaches approximately 1,500,000 young adult viewers each day.

                                    Form 10-Q

         The Company publishes Link Magazine which is distributed by direct mail and stand alone kiosks to students in college campuses nationwide. In addition, the Company owns iD8, an Atlanta-based advertising agency primarily involved in placing media buys and providing creative services for its clients.

         MPM, the Company's wholly owned subsidiary, is a leading media placement and promotion specialist in the college, military and minority segments. MPM places targeted advertising primarily through specialty newspapers, radio, magazines, and on-site events.

         Wetair.com, a proprietary Internet site, is a lifestyle and entertainment destination site for the 18-24 year old demographic. The site features five lifestyle categories (music, film, electronica, comedy, and lifestyles) and is hosted by on-screen personalities that will promote interaction and content submission from its user base. The Company owns approximately 90% of the equity in Wetair.com.

         The Company has three reportable business segments: (i) the CTN segment, which includes the Network, Link Magazine and iD8 (ii) Wetair.com and
(iii) MPM.

         Certain of the Company's revenue is affected by the pattern of seasonality common to most school-related businesses. Historically, the Company has generated a significant portion of its revenue during the period of September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.


RESULTS OF OPERATIONS

         The following table sets forth certain financial data derived from the Company's statement of operations for the three months ended March 31, 2001 and March 31, 2000:

                                    Form 10-Q
                                  Page 12 of 17

                                                          Three Months Ended
                                              March 31, 2001           March 31, 2000
                                          ------------------------------------------------
                                                         % of                      % of
                                              $         Revenue        $          Revenue
                                          ------------------------------------------------
Revenues .............................    13,972,102       100     16,160,437       100
Operating expenses ...................    10,031,156        72     10,135,555        63
Publishing expenses ..................       123,590         1        907,596         6
Advertising agency expense ...........       492,781         4        364,622         2
Selling, general, & administrative
  expenses ...........................     5,058,839        36      6,843,677        42
Depreciation & amortization ..........     1,791,583        13      1,542,153        10
Interest expense net .................       819,134         6        531,608         3
Net loss before cumulative effect of a
  change in accounting method ........    (4,344,981)       31     (4,164,774)       26


         Revenue decreased to $13,972,102 for the three month period ended March 31, 2001, as compared to $16,160,437 for the comparable period in the prior year. Network advertising revenue of $2,324,284 for the three-month period ended March 31, 2001 represented a 40% decrease from the comparable period in the prior year. A soft advertising market and a transition in CTN's sales force have contributed to this decrease. CTN's former president and head of advertising sales, Martin Grant, was replaced on December 11, 2000 by Thomas Rocco. CTN's fee and commission revenue through iD8 of $636,558 represented a 308% increase from the comparable period in the prior year. This increase is primarily due to acquiring two new large customers at the end of fiscal 2000 that have continued to contract work through the first quarter of 2001. MPM revenue of $11,009,110 for the three-month period ended March 31, 2001 represented a 4% decrease from the same period in the prior year. This decrease is attributable to the market deterioration of the Internet industry. There was no publishing revenue for the first quarter as compared to $605,935 from the same quarter in the prior year. Link Magazine did not distribute an issue until April 2001. The Company anticipates sales growth during the year ending December 31, 2001 by continuing to expand its advertiser base and sell-out levels through recently-hired experienced advertising sales representatives and by further increasing the amount charged for its advertising spots. Although the Company has agreements with national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising time from the Company, or that future significant advertising revenues will ever be generated. A failure to significantly increase advertising revenues could have a material impact on the operations of the Company.

         Operating expenses, including publishing and advertising agency expenses, decreased to $10,647,527 for the three month period ended March 31, 2001 as compared to $11,407,773 for the same period in the prior year. Of this decrease, approximately $263,000 is attributable to direct costs associated with reduced media placement by MPM. In addition, approximately $542,000 of the decrease in operating expense is attributable to a change in estimate with respect to media placement payables. Publishing expenses at CTN decreased to $123,590 for the

                                    Form 10-Q
three month period ended March 31, 2001 as compared to $907,596 for the same period in the prior year. Link Magazine did not distribute an issue in the first quarter 2001 and Link experienced reduced overhead compared to the same period in the prior year in which two issues of Link were distributed. The operating expenses incurred by iD8 were $492,781 for the three month period ended March 31, 2001 as compared to $364,622 for the same period in the prior year. The increase in expenses for 2001 is directly associated with the increase in agency revenue. Operational expenses for the first quarter 2001 at Wetair.com were $156,312 versus none for the three month period ended March 31, 2000.

         Selling, general and administrative expenses decreased to $5,058,839 for the three month period ended March 31, 2001 as compared to $6,843,677 for the same period for the prior year. This decrease is primarily attributable to minimizing expense in various advertising sales categories such as outside advertising, market research, promotions and variable costs directly related to revenue. Significant reductions in recruiting fees and bad debt expense also contributed to the reduction. The remaining decrease is due to the absence of selling, general or administrative expenses at Wetair.com compared to $310,214 in the first quarter of 2000. The prior year's expense related to the launch of the site.

         Depreciation and amortization expense totaled $1,791,583 for the three month period ended March 31, 2001 as compared to $1,542,153 for the same period in the prior year. The increase is attributable to the addition of DVB ("Direct Video Broadcast") systems in school locations. Depreciation and amortization associated with Wetair.com was approximately $50,000 for the three month period ended March 31, 2001. Such amount primarily related to depreciation of website development costs.

         The Company recorded net interest expense of $819,134 for the three month period ended March 31, 2001 as compared to $531,608 in the same period of the prior year. The increase in interest expense relates to the higher level of debt incurred for working capital purposes, debt associated with the acquisition of MPM and a loss on an interest rate swap agreement.

         The Company incurred a net loss before cumulative effect of a change in accounting method of $4,344,981 in the three month period ended March 31, 2001 as compared to a net loss before cumulative effect of a change in accounting method of $4,164,774 in the same period in the prior year.

         As of January 1, 2001, the Company adopted the provisions of FAS 133. As a result of the change in accounting method, the Company recorded a loss of $197,000.


FINANCIAL CONDITION AND LIQUIDITY

         Cash used in operations decreased to $1,034,102 during the three months ended March 31, 2001, from $4,691,422 for the comparable period in the prior year. The impact of increased collections of accounts receivable in the first quarter compared to the same quarter in the prior year was the primary cause of this decrease. In April 2001, the Company obtained an equity infusion from Holdings to fund current working capital needs through the issuance of Series B Preferred Stock. Additionally, the Company has obtained a commitment from Holdings to fund cash flow deficits, if any, through December 31, 2001.

         Acquisitions and purchases of property and equipment decreased to $473,373 during the three months ended March 31, 2001 from $1,718,619 for the comparable period in the prior year. This decrease is primarily attributable to scaling back the installation of school locations pursuant to the Company's plan for 2001.

         Cash used in financing activities was $489,814 for the three months ended March 31, 2001, compared to $4,867,558 provided by financing for the same period in the prior year. The funds were primarily used for the paydown on the MPM credit facility.

                                    Form 10-Q
                                  Page 14 of 17

         At March 31, 2001, the Company did not meet several covenants under its credit facilities. The financial institutions granted the Company waivers for the defaults. In connection with the $28.5 million of indebtedness due at December 31, 2001, the Company is currently in discussion with financial institutions regarding new credit facilities and exploring other capital-raising alternatives, including the sale of MPM and other assets. The Company cannot be certain that any of the alternatives will be consummated and there can be no assurances that these efforts will be successful. Holdings has committed to provide funding through fiscal 2001 in the event the Company experiences cash flow deficits from operations or cash flow deficits in connection with debt service requirements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates related to variable-rate debt outstanding under the CTN Loan, the Term Loan, and the Revolver Loan. This risk arises in the normal course of business rather than from trading. At March 31, 2001, the Company had $28.5 million in long-term debt subject to variable rates of interest. A hypothetical increase in interest rates of 1% from the rates at March 31, 2001, would result in an increase in annual interest expense of approximately $285,000; and a hypothetical increase in interest rates of 3% from the rates at March 31, 2001, would result in an increase in annual interest expense of approximately $850,000, presuming that the amount of indebtedness subject to variable interest rates remained constant. These amounts are determined based on only the impact of the hypothetical interest rates on the Company's long-term debt balances and do not consider the effects, if any, of the potential changes such rates may cause in the overall level of economic activity.




                                    Form 10-Q
                                  Page 15 of 17

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

             The following exhibits are filed with this Report:

               Exhibit 10.1     Amendment to Employment Agreement dated
                                January 10, 2001 between the Company,
                                U-C Holdings, L.L.C. and Thomas Rocco

               Exhibit 10.2 Marketing Agreement executed March 14, 2001 between US Concepts, Inc. and CTN Media
                                Group, Inc.

               Exhibit 99.1     Safe Harbor Compliance Statement for Forward-
                                Looking Statements


        (b) Reports on Form 8-K:

             No Reports on Form 8-K were filed during the first quarter of 2001.


                                    Form 10-Q
                                  Page 16 of 17

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CTN MEDIA GROUP, INC.
                            Registrant



Date: May 15, 2001          /s/ Jason Elkin
                            -------------------------------------------------
                            Jason Elkin
                            CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD
                            (PRINCIPAL EXECUTIVE OFFICER)


Date: May 15, 2001          /s/ Patrick Doran
                            -------------------------------------------------
                            Patrick Doran
                            CHIEF FINANCIAL OFFICER AND SECRETARY
                            (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)



                                    Form 10-Q
                                  Page 17 of 17