Form 10-Q
period 2001-06-30
CTN MEDIA GROUP INC
filed 2001-08-14
CIK 876013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________

Commission File Number:  0-19997

CTN MEDIA GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3557317
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3350 Peachtree Rd. Suite 1500Atlanta, Georgia	30326
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code:  (404) 256-9630

N/A

(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Number of shares of common stock outstanding as of August 8, 2001:  15,086,747

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements

CTN MEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS

	June 30, 2001	December 31, 2000

Current assets:
Cash and cash equivalents	$1,926,498	$2,806,919
Accounts receivable, net of allowance of $451,349 and $575,455, respectively	2,008,903	5,374,456
Prepaid expenses	197,634	281,794
Other current assets	5,483	31,431

Total current assets	4,138,518	8,494,600

Investments	1,500,000	1,500,000
Property and equipment, net	11,481,743	12,497,308
Other assets	356,864	520,556
Net assets of discontinued operation	5,920,747	7,550,565

Total assets	$23,397,872	$30,563,029

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,411,118	$2,283,110
Accrued expenses	649,713	1,738,582
Deferred revenue	179,163	-
Current portion of long-term debt	12,000,000	12,000,000

Total liabilities	14,239,994	16,021,692
Redeemable preferred stock	-	38,306,052
Stockholders’ equity (deficit):
Common stock - $.005 par; authorized 50,000,000 shares; issued and outstanding 15,086,747 and 15,059,114 shares, respectively	75,434	75,296

Preferred stock - $.001 par; authorized 2,776,666 shares; issued and outstanding 2,443,330 and 2,176,664 shares, respectively	42,533,874	-

Additional paid in capital	41,349,407	41,780,424
Unearned compensation	(108,123)	(172,035)
Accumulated deficit	(74,692,714)	(65,448,400)

Total stockholders’ equity (deficit)	9,157,878	(23,764,715)

Total liabilities and stockholders’ equity (deficit)	$23,397,872	$30,563,029

The accompanying notes are an integral part of the consolidated financial statements.

CTN MEDIA GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue	$3,407,876	$3,076,776	$6,370,869	$7,801,803

Expenses
Operating	2,013,500	2,543,177	4,093,101	5,153,601
Selling, general and administrative	3,917,548	5,163,819	7,736,534	10,253,380
Depreciation and amortization	1,125,613	921,201	2,010,718	1,558,378

Total expenses	7,056,661	8,628,197	13,840,353	16,965,359

Interest income	23,144	43,638	42,928	125,937
Interest expense	(319,018)	(276,262)	(681,336)	(490,023)

Net loss from continuing operations	(3,944,659)	(5,784,045)	(8,107,892)	(9,527,642)
Loss from discontinued operations, net	(757,673)	(714,797)	(1,136,436)	(1,132,956)

Net loss	$(4,702,332)	$(6,498,842)	$(9,244,328)	$(10,660,598)

Dividends and accretion on redeemable preferred stock	-	5,765,272	-	30,473,580

Net income (loss) available to common stockholders	$(4,702,332)	$(733,570)	$(9,224,328)	$19,812,982

Net income (loss) per share:
Basic net income (loss) per common share from continuing operations	(0.26)	-	(0.54)	1.42

Discontinued operation	(0.05)	(0.05)	(0.07)	(0.08)

Basic net income (loss) per common share	(0.31)	(0.05)	(0.61)	1.34

Diluted net income (loss) per common share
from continuing operations	(0.26)	-	(0.54)	0.92

Discontinued operations	(0.05)	(0.05)	(0.07)	(0.05)

Diluted net income (loss) per common share	$(0.31)	$(0.05)	$(0.61)	$0.87

Weighted average number of common shares outstanding

Basic	15,086,747	14,866,596	15,080,856	14,790,458
Potential diluted	15,086,747	14,866,596	15,080,856	22,713,877

The accompanying notes are an integral part of the consolidated financial statements.

CTN MEDIA GROUP, INC.
CONSOLIDATED
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2001	2000

Cash flows from operating activities:
Net loss from continuing operations	$(8,107,892)	$(9,527,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,010,719	1,558,378
Amortization of debt issuance costs	60,000	79,749
Non-cash compensation expense arising from equity awards	63,912	374,464
Loss on disposition of fixed assets	61,043	(51,385)

Changes in operating assets and liabilities:
Accounts receivable	3,365,553	1,168,037
Prepaid expenses	84,160	(152,364)
Other assets	(93,885)	(129,473)
Accounts payable	(871,978)	(642,193)
Accrued expenses and other liabilities	(1,088,869)	(874,486)
Deferred revenue	179,163	(37,456)

Net cash used in operating activities	(4,338,074)	(8,234,371)

Cash flows from investing activities:
Purchases of property and equipment	(832,672)	(3,434,402)

Net cash used in investing activities	(832,672)	(3,434,402)

Cash flows from financing activities:
Repurchase of equity instruments	-	(275,000)
Net proceeds from line of credit	-	7,000,000
Proceeds from exercise of warrants and stock options	57,146	1,130,299
Net proceeds from issuance of preferred stock	3,739,797	-

Net cash provided by financing activities	3,796,943	7,855,299

Net cash used in continuing operations	(1,373,803)	(3,813,474)
Net cash provided by (used in) discontinued operations	493,382	(492)

Net decrease in cash and cash equivalents	(880,421)	(3,813,966)
Cash and cash equivalents, beginning of period	2,806,919	7,031,592

Cash and cash equivalents, end of period	$1,926,498	$3,217,626

The accompanying notes are an integral part of the consolidated financial statements.

CTN MEDIA GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s financial statements for the fiscal year ended December 31, 2000 included in the Annual Report as filed on Form 10-KSB with the United States Securities and Exchange Commission.

             In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of  June 30, 2001 and the results of operations and of cash flows for the three and six months ended June 30, 2001 and 2000.

             The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results of operations for a full fiscal year of the Company.  Certain prior period amounts have been reclassified to conform with the current period presentation and to reflect the operations of our former subsidiary, Market Place Media (“MPM”), as discontinued operations.

NOTE (A) - The Company

             CTN Media Group, Inc. and subsidiaries (the “Company”) is a targeted media company specializing in reaching young adults.  As of June 30, 2001, the Company operated properties in network television, publishing, online media, specialty media placement and marketing.

             During the quarter ended June 30, 2001, the Company operated as two reportable segments: CTN and MPM.  CTN includes the operations of the College Television Network (the “Network”), Link Magazine, iD8 Marketing (“iD8”) and Wetair.com.

             The Network is a satellite television network that operates on college and university campuses across the United States.  Its single channel television system is placed free of charge in campus dining facilities and student unions.  The Network’s broadcasts contain music, news, information and entertainment programming.  As of June 30, 2001, the Network was installed or contracted for installation in 1,870 locations at approximately 814 colleges and universities.  As of June 30, 2000, the Network was installed or contracted in 1,790 locations at approximately 759 colleges and universities.  The Network generates revenue through the advertising placed on it.

             Link Magazine is a publication distributed to over 650 college campus.  As of the date hereof, the Company has elected not to publish new issues of Link Magazine for an unspecified period of time.  iD8 was a marketing agency providing creative services and placing media purchases for its clients.  iD8 ceased operations on July 31, 2001.  Wetair.com is an Internet site for young adults offering entertainment information.

             MPM is a targeted media placement and promotions company that reaches the college student, minority  and military markets.  MPM provides media placement services in specialized newspapers and magazines, radio, television, Internet, and outdoor media.  MPM also produces events, promotions and provides public relations services.  MPM’s primary source of revenue is from the sale of media placements.  CTN sold MPM on July 10, 2001 (see Note (E)).

             The Company maintains a headquarters office in Atlanta, Georgia and sales offices in New York, Chicago and Los Angeles.  MPM is based in Santa Barbara, California with sales offices in New York and San Francisco.

             Certain of the Company’s revenues are affected by the pattern of seasonality common to most school-related businesses.  Historically, the Company has generated a significant portion of its revenue during the period from September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.

NOTE (B) – Preferred Stock

             At June 30, 2001, the Company’s preferred stock consists of Series A Convertible Preferred Stock (“Series A”) and Series B Convertible Preferred Stock (“Series B”) of which U-C Holdings, LLC (“Holdings”) owns (i) all of the 2,176,664 outstanding Series A shares out of the 2,510,000 Series A shares that have been designated and (ii) all of the 266,666 outstanding Series B shares out of the 266,666 Series B shares that have been designated.

             Effective March 31, 2001, the redemption feature of the Series A was waived pursuant to an agreement between the Company and Holdings, which will cease the accretion of Series A to its highest redemption value at the end of each reporting period, and the Company will no longer be obligated to redeem, for cash, the outstanding shares of Series A at the option of the Series A holders.  This allows the Company to move the classification of the Series A from Mandatorily Redeemable Preferred Stock to Stockholders’ Equity.

             On April 5, 2001, the Company issued 266,666 shares of Series B to Holdings for $15.00 per share, or an aggregate purchase price of $3,999,990.  The Series B accrues a cumulative dividend of 12% per annum, compounding on a quarterly basis.  The Series B is convertible into shares of common stock, as determined by multiplying the number of shares of Series B to be converted by the $15.00 per share purchase price and dividing the product by the conversion price of the Series B then in effect with respect to such shares.  On the date of issuance, the conversion price of the Series B was $2.50.  Each share of Series B has voting rights based upon the number of shares of common stock into which Series B is convertible.  At June 30, 2001, 1,599,996 shares of common stock were reserved for conversion of the Series B.  There are an additional 45,876 shares of common stock reserved for the conversion of dividends accrued with respect to the Series B through June 30, 2001.

             The Company filed an Amended and Restated Certificate of Incorporation on May 9, 2001 that amends the terms of the Series A to, among other things, (i) eliminate the redemption rights of the holders of the Series A (such rights had previously been waived by Holdings in an agreement dated March 31, 2001), (ii) reduce the conversion price of the Series A from $4.50 to $2.50, and (iii) incorporate into the terms of the Series A the issuance of the Series B having rights and preferences senior to the Series A.  The remaining terms of Series A are unchanged and include the 12% cumulative accrual of dividends per year, compounding on a quarterly basis.  Each share of Series A has voting rights based upon the number of shares of common stock into which Series A is convertible.  Including the effect of the reduction in the conversion price of the Series A, at June 30, 2001, 13,059,984 shares of the Company’s common stock were reserved for conversion of the Series A.  There are an additional 2,969,167 shares of common stock reserved for the conversion of dividends accrued with respect to the Series A through June 30, 2001.

NOTE (C) – Debt

             As of June 30, 2001, the Company had a revolving credit facility from a financial institution (the “CTN Loan”) with outstanding borrowings of up to $12.0 million.  The CTN Loan requires the Company to obtain additional equity investments, from Holdings, or from other investors, on a dollar-for-dollar basis for every additional dollar borrowed under the CTN Loan up to the $12.0 million credit limit.  As of July 10, 2001, in conjunction with the sale of MPM (see Note E), $10.3 million was paid down on the CTN Loan, resulting in a balance of $1.7 million due on December 31, 2001.

             The CTN Loan bears interest at either (i) the Base Rate which is equal to the greater of (a) the Federal Funds rate plus 0.5% or (b) the Prime Rate, plus 2.00% per year; or (ii) the Eurodollar Rate, plus 3.50% per year.  The determination of whether to use the Base Rate or the Eurodollar Rate is at the option of the Company.  A commitment fee of 0.5% per year on  the unused portion of the facility is required.  The CTN Loan is due and payable in full on December 31, 2001 and, as such, all amounts due thereunder have been classified as current at June 30, 2001.  For the three months ended June 30, 2001 and 2000, the weighted average interest rate on the CTN Loan was 10.1% and 11.25%, respectively.  The CTN Loan is guaranteed by a negative pledge of the outstanding shares of stock of the Company owned by Holdings.

             As of June 30, 2001, MPM had a term loan (the “Term Loan”) and a $5 million revolving credit facility (the “Revolver Loan”) from a separate financial institution and its affiliates.  At June 30, 2001, $11.5 million was outstanding under the Term Loan and $5 million was outstanding under the Revolver Loan.  As of July 10, 2001, in conjunction with the sale of MPM (see Note E), the entire balance of both the Term Loan and the Revolver Loan was paid in full.

             The Company’s debt agreements contain financial covenants that, among other restrictions, require the maintenance of certain financial ratios and cash flows, restrict asset purchases, dividend payments or distributions  and accelerate the maturities upon a change in control of the Company.

             For the three months ended June 30, 2001, the Company was in violation of a financial covenant associated with the CTN Loan for which a waiver was obtained.  Additionally, the Company believes that certain requirements under the CTN Loan covenants may not be met during fiscal 2001.  If the Company fails to meet a covenant under the CTN Loan, the financial institution has the right to declare the loan due upon demand.  The Company is currently in discussions with financial institutions regarding new credit facilities and exploring other capital-raising alternatives.  The Company cannot be certain that any of the alternatives will be consummated.  Holdings has committed to provide funding through fiscal 2001 in the event the Company experiences cash flow deficits from operations or cash flow deficits in connection with debt service requirements.

NOTE (D) – Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Lives	June 30, 2001	December 31, 2000

Entertainment systems	5 years	$16,035,286	$15,335,068
Machinery and equipment	5 -7 years	1,073,708	1,064,818
Capitalized website costs	3 years	1,423,236	1,403,891
Furniture and Fixtures	7 years	539,713	536,928
Leasehold improvements	7-11 years	304,940	297,316

		19,376,883	18,638,021
Less: Accumulated depreciation		(7,895,140)	(6,140,713)

Total		$11,481,743	$12,497,308

NOTE (E) – Discontinued Operations

             On June 1, 2001, the Company entered into a stock purchase agreement to sell all of the outstanding shares of common stock, no par value, of MPM to MPM Holding, Inc., a Delaware corporation f/k/a MPM Acquisition, Inc., for $28.0 million in cash, subject to certain adjustments to the purchase price, including a working capital adjustment based on MPM’s estimated balance sheet as of the closing date.  At the closing of the transaction on July 10, 2001, the Company received, after adjustments, $27.7 million in cash in exchange for its ownership of all of the common stock of MPM.  Accordingly, the results of that business have been reflected as Discontinued Operations in these notes and the accompanying consolidated financial statements.

             Approximately $16.9 million of the proceeds from the sale of MPM were used to repay the Term Loan and the Revolver Loan.  Additionally, the Company used approximately $10.3 million of the proceeds to reduce its indebtedness under the CTN Loan.  The remainder of the proceeds received by the Company will be used for other corporate purposes, including the payment of expenses incurred in connection with the sale of MPM.

The operating results with respect to discontinued operations are as follows:

Net Sales and Loss From Discontinued Operations
	Six Months Ended June 30,	Six Months Ended June 30,
	2001	2000

Net sales	$22,650,766	$23,712,025
Net loss from discontinued operation	(1,136,436)	(1,132,956)

Assets and Liabilities of Discontinued Operations

	June 30, 2001	December 31, 2000

Current assets	12,322,599	14,258,185
Property, plant and equipment net	1,354,251	1,557,029
Other assets	23,112,322	24,736,654
Current liabilities	(30,868,425)	(33,001,303)

Net assets of discontinued operation	5,920,747	7,550,565

             The accompanying consolidated financial statements have been restated to conform to discontinued operations treatment for all historical periods presented.

NOTE  (F) – Commitments and Contingencies

             In connection with the Company’s acquisition of the rights to and inventory of video jukeboxes in 1991, the Company agreed to pay two former stockholders an aggregate of $100,000, one-half being payable at such time as the Company’s net pre-tax income equals at least $500,000 and the balance being payable at such time as the Company has an additional $500,000 in net pre-tax earnings.  The Company will provide for these contingent liabilities at the time at which ultimate payment is considered probable.

             The Company has an Origination Services Contract with Crawford Communications, Inc. (“Crawford”).  The original agreement provides for payments of approximately $1,320,000 over a five year period ending on July 15, 2003. In accordance with the Origination Services Contract, Crawford is responsible for the transmission via satellite of the Network’s daily programming, including encoding signals, testing, maintaining the Network’s programming library, and obtaining programming from the Network’s sources.  Crawford is also responsible for the uplink of the programming to a satellite as well as the downlink of the signal from the satellite at each installation site.  As of June 30, 2001, the Company has paid approximately $836,000 to Crawford pursuant to the Origination Services Contract.

             The Company has an agreement with Turner Private Networks, Inc. and CNN Headline News to provide news and sports programming for the Network through December 31, 2002. The total license fee is approximately $3,156,250.  As of June 30, 2001, the Company has paid approximately $2,043,750 pursuant to this agreement.

             The Company has a Transponder Use Agreement with Public Broadcasting Service (“PBS”).   The Company has subleased capacity on a satellite owned and operated by GE American Communications, Inc. (“GE”) and leased to PBS by GE.  This agreement provides for payments of approximately $3,924,000 over a five year period that terminates on July 31, 2003.  The Company has protected status on this satellite, where in the event of a satellite failure or performance problem, the Company’s programming will preempt transmissions of other users on this satellite or on another satellite.  As of June 30, 2001, the Company has paid approximately $2,289,000 pursuant to this agreement.

NOTE (G) Segment Reporting

             The Company previously had three reportable segments: (i) CTN (which includes the Network Link Magazine and iD8), (ii) Wetair.com and (iii) MPM.  Since the prior reporting period, the operations of Wetair.com have been scaled back and folded into the CTN segment.  The Company sold MPM on July 10, 2001 and its operations are discussed as a discontinued operation in Note (E).  Thus, the Company will report only one segment, CTN, going forward.

NOTE (H) Subsequent Events

             iD8, the Company’s advertising agency division, terminated operations on July 31, 2001.  All remaining goodwill initially recorded with the purchase of iD8 has been written off as of June 30, 2001.  Except for minimal severance, there are no other costs associated with the closing.

NOTE (I) New Accounting Pronouncements

             In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounts Standards No. 141.  “Business Combinations” and No. 142 “Goodwill and Other Intangibles”.  Under these new standards the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill.  For calendar-year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001.  Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002.  We are currently assessing the impact of implementing these standards.

NOTE (J) Earnings (loss) Per Common Share

             The Company computes basic income (loss) per share based upon the weighted average number of issued common shares for each period.  Diluted income (loss) per share is based upon the addition of the effect of common stock equivalents (stock options and warrants)  to the denominator of the basic income (loss) per share calculation, using the treasury stock method, if their effect is dilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

             Certain forward-looking information contained in this Quarterly Report is being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning the Company’s future financial and operating performance.  Such forward-looking information is subject to assumptions and beliefs based on current information known to the Company and factors that could yield actual results differing materially from those anticipated.  The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.  Please see Exhibit 99.1, “Safe Harbor Compliance Statement for Forward-Looking Statements,” for additional factors to be considered by stockholders and prospective stockholders.

Overview

             CTN Media Group, Inc., a Delaware corporation, (the “Company”), commenced operations in January 1991.  The Company is a diversified media company specializing in reaching targeted audiences.  The Company operates primarily in the television and online sectors.  The Company owns and operates the College Television Network (the “Network”), a proprietary commercial television network that operates on college and university campuses across the United States.  The Network is provided to campuses through single-channel television systems placed free of charge primarily in the campus public venues, including dining facilities and student unions.  At June 30, 2001, the Network was installed or contracted for installation at approximately 1,870 locations at approximately 814 colleges and universities throughout the United States.  The Network reaches approximately 1,500,000 young adult viewers each day.

             Certain of the Company’s revenue is affected by the pattern of seasonality common to most school-related businesses.  Historically, the Company has generated a significant portion of its revenue during the period of September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.

Results of Operations

             The following table sets forth certain financial data derived from the Company’s statement of operations for the three and six months ended June 30, 2001 and June 30, 2000:

	Three Months Ended
	June 30, 2001		June 30, 2000

		%		%
	$	of Revenue	$	of Revenue

Revenue	3,407,876	100	3,076,776	100
Operating expenses	1,377,882	40	1,470,300	48
Publishing expenses	298,459	9	690,414	22
Advertising agency expense	337,159	10	382,463	12
Selling, general, & administrative expenses	3,917,548	115	5,163,819	168
Depreciation & amortization	1,125,613	33	921,201	30
Interest expense, net	(295,874)	9	(232,624)	8

Net loss from continuing operations	(3,944,659)	116	(5,784,045)	188

Loss from discontinued operations	(757,673)	22	(714,797)	23

	Six Months Ended
	June 30, 2001		June 30, 2000

		%		%
	$	of Revenue	$	of Revenue

Revenue	6,370,869	100	7,801,803	100
Operating expenses	2,841,112	45	2,808,506	36
Publishing expenses	422,048	7	1,598,010	20
Advertising agency expense	829,941	13	747,085	10
Selling, general, & administrative expenses	7,736,534	121	10,253,380	131
Depreciation & amortization	2,010,718	32	1,558,378	20
Interest expense, net	(638,408)	10	(364,086)	5

Net loss from continuing operations	(8,107,892)	127	(9,527,642)	122

Loss from discontinued operation	(1,136,436)	18	(1,132,956)	15

             Revenue from continuing operations increased to $3,407,876 for the three month period ended June 30, 2001, as compared to $3,076,776 for the comparable period in the prior year.  Revenue from continuing operations decreased to $6,370,869 for the six month period ended June 30, 2001, as compared to $7,801,803 for the comparable period in the prior year.  Network advertising revenue of $2,726,659 and $5,050,943 for the three and six month periods ended June 30, 2001 represented a 14% increase for the current three month period but an overall 20% decrease from the comparable six month period in the prior year.  A soft advertising market and a transition in the Company’s sales force have contributed to this decrease.  The Company’s fee and commission revenue through iD8 of $538,160 and $1,174,718 represented a 92% and 141% increase from the comparable three and six month periods in the prior year.  This increase is primarily due to acquiring two large customers at the end of fiscal 2000 that continued to contract work through June, 2001.  Publishing revenue consisted of $145,206 for one issue of Link Magazine published for the current six months ended June 30, 2001 as compared to $1,005,990 for three issues from the comparable period in the prior year. The Company intends to increase Network sales during the year ending December 31, 2001 by continuing to expand its advertiser base and sell-out levels and by further increasing the fee charged for its advertising spots.  Although the Company has agreements with national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising time from the Company, or that future significant advertising revenues will ever be generated.  A failure to significantly increase advertising revenues could have a material impact on the operations of the Company.

             Operating expenses for continuing operations, including publishing and advertising agency expenses, were $2,013,500 and $4,093,101 for the three and six month periods ended June 30, 2001 as compared to $2,543,177 and $5,153,601 for the same periods in the prior year.  Publishing expenses at the Company decreased 57% and 73% for the three and six month periods ended June 30, 2001 as compared to the same periods in the prior year.  The Company’s college publication, Link Magazine, distributed one issue during the six month period ended June 30, 2001 and Link experienced reduced overhead compared to the same period in the prior year in which three issues of Link were distributed.  Operations, programming, and advertising agency expenses remained relatively unchanged.

             Selling, general and administrative expenses for continuing operations decreased to $3,917,548 and $7,736,534 for the three and six month periods ended June 30, 2001 as compared to $5,163,819 and $10,253,380 for the same periods for the prior year.  This decrease is primarily attributable to minimizing expense in various advertising sales categories such as outside advertising, market research, promotions, variable costs directly related to revenue. Significant reductions in recruiting fees, bad debt expense and stock option compensation also contributed to the reduction.  The remaining decrease is due to the reduction of selling, general or administrative expenses at Wetair.com.

             Depreciation and amortization expense from continuing operations totaled $1,125,613 and $2,010,718 for the three and six month periods ended June 30, 2001 as compared to $921,201 and $1,558,378 for the same periods in the prior year.  The increase is attributable to the addition of DVB (“Direct Video Broadcast”) systems in school locations, coupled with amortization of the remaining iD8 goodwill of approximately $210,000.

             The Company recorded net interest expense from continuing operations of $295,874 and $638,408 for the three and six month periods ended June 30, 2001 as compared to $232,624 and $364,086 in the same periods of the prior year.  The increase in interest expense relates to the higher level of debt incurred for working capital purposes.

             The Company incurred a net loss from continuing operations of $3,944,659 and $8,107,892 in the three and six month periods ended June 30, 2001 as compared to a net loss of $5,784,045 and $9,527,642 in the same periods in the prior year.

             The Company incurred a net loss from discontinued operations of $757,673 and $1,136,436 in the three and six month periods ended June 30, 2001 as compared to $714,797 and $1,132,956 in the same periods in the prior year.  These amounts represent the separate results of MPM, which was sold on July 10, 2001.  These amounts reflect an increase in net loss from discontinued operations of 6% and 0%, respectively, over the same periods in the prior year.

Financial Condition and Liquidity

             Cash used in operations decreased to $4,338,074 during the six months ended June 30, 2001, from $8,234,371 for the comparable period in the prior year.  The impact of increased collections of accounts receivable in the first six months  compared to the same period in the prior year was the primary cause of this decrease.  In April 2001, the Company obtained an equity infusion from Holdings to fund current working capital needs through the issuance of Series B Preferred Stock.

             Acquisitions and purchases of property and equipment decreased to $832,672 during the six months ended June 30, 2001 from $3,434,402 for the comparable period in the prior year.  This decrease is primarily attributable to scaling back the installation of school locations pursuant to the Company’s plan for 2001.

             Cash provided by financing activities was $3,796,943 for the six months ended June 30, 2001, compared to $7,855,299 provided by financing for the same period in the prior year.  Approximately $3,700,000 of current year funds were derived from the sale of preferred stock as compared to approximately $7,000,000 drawn down from a line of credit during the prior year.

             Cash provided by discontinued operations increased to $493,382 during the six months ended June 30, 2001 as compared to cash used in discontinued operations of approximately $500 for the comparable period in the prior year.

             At June 30, 2001, the Company did not meet a financial covenant under its remaining credit facility for which a waiver has been received.  In connection with the $1.7 million of indebtedness due on December 31, 2001, the Company is currently in discussions with financial institutions regarding new credit facilities and exploring other capital-raising alternatives.  The Company cannot be certain that any of these alternatives will be consummated and there can be no assurances that these efforts will be successful.  Holdings has committed to provide funding through fiscal 2001 in the event the Company experiences cash flow deficits from operations or cash flow deficits in connection with debt service requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

             The Company is exposed to market risk from changes in interest rates related to variable-rate debt outstanding under the CTN Loan.  This risk arises in the normal course of business rather than from trading.  At August 14, 2001, the Company had $1.7 million in long-term debt subject to variable rates of interest and therefore views its market risk as immaterial.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

             From time to time, in the normal course of business, various claims are made against the Company.  Except for proceedings described below, there are no material proceedings to which the Company is a party and management is unaware of any material contemplated actions against the Company.

             On March 22, 2001, a lawsuit styled James Harder v. CTN Media Group, Inc. and U-C Holdings, LLC, was filed in the United States District Court, Eastern Division of the Northern District of Illinois.  The lawsuit alleges that the Company violated the Age Discrimination in Employment Act by terminating Mr. Harder.  The complaint seeks in excess of $500,000 in compensatory damages as a result of the Company's alleged discrimination, as well as punitive damages and reimbursement for the plaintiff's attorney's fees and associated costs and expenses of the lawsuit.

             On March 19, 2001, the Company instituted a lawsuit styled CTN Media Group, Inc., f/k/a College Television Network, a Delaware corporation and Armed Forces Comminations, Inc., a New York corporation, v. Omnipod, Inc., a Delaware corporation, f/k/a e-palette, inc., a New York corporation in the State Court of Fulton County, Georgia.  The lawsuit alleges nonpayment by Omnipod  for services rendered by the Company pursuant to that certain Advertising Agreement dated as of October 29, 1999 between the parties.  The complaint seeks payment in the amount of $552,438.67, which is the alleged amount that was due and payable on October 29, 2000 in accordance with the terms of the Advertising Agreement.  The Company also seeks reimbursement for its attorney's fees and associated costs and expenses of the lawsuit.  On April 30, 2001, Omnipod answered the complaint and filed a counterclaim alleging tortious interference with business relations and related commercial claims, arising from the Company’s alleged refusal to consent to Omnipod’s issuance of preferred stock.  The counterclaim seeks damages in an amount to be determined at trial, as well as reimbursement for Omnipod’s attorney's fees and associated costs and expenses of the lawsuit.

             Management believes that it has meritorious defenses in each of the foregoing matters and intends to pursue its positions vigorously.  Litigation is inherently subject to many uncertainties; however, management does not believe that the outcome of these cases, individually, or in the aggregate, will have a material adverse effect on the financial position of the Company.  However, depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular quarterly period.

Item 2.  Changes in Securities.

(a)	The Company filed an Amended and Restated Certificate of Incorporation on May 9, 2001 that amends the terms of its Series A Convertible Preferred Stock to, among other things, (i) eliminate the redemption rights of the holders of the Series A (such rights had previously been waived by Holdings in an agreement dated March 31, 2001), (ii) reduce the conversion price of the Series A Convertible Preferred Stock from $4.50 to $2.50, and (iii) incorporate into the terms of the Series A the issuance of the Series B Convertible Preferred Stock having rights and preferences senior to the Series A. The remaining terms of Series A are unchanged and include the 12% cumulative accrual of dividends per year, compounding on a quarterly basis. Each share of Series A has voting rights based upon the number of shares of common stock into which Series A is convertible. As a result of the amendment to the terms of the Series A, the Company will no longer be obligated to redeem, for cash, the outstanding shares of Series A at the option of the Series A holders.

(b)	The Series B issued by the Company on April 5, 2001 has rights and preferences senior to the Series A.

(c)	Pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, on April 5, 2001, the Company issued 266,666 shares of Series B Convertible Preferred Stock to Holdings for $15.00 per share, or an aggregate purchase price of $3,999,990. The Series B has rights and preferences senior to the Series A. The Series B accrues a cumulative dividend of 12% per annum, compounding on a quarterly basis. The Series B is convertible into shares of common stock, as determined by multiplying the number of shares of Series B to be converted by the $15.00 per share purchase price and dividing the product by the conversion price of the Series B then in effect with respect to such shares. On the date of issuance, the conversion price of the Series B was $2.50. Each share of Series B has voting rights based upon the number of shares of common stock into which Series B is convertible. The proceeds received by the Company from the sale of the Series B will fund short term working capital needs of the Company.

Item 3.  Defaults Upon Senior Securities.

             No events occurred during the quarter covered by this Report that would require a response to this Item.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 9, 2001 the Company held its annual meeting of shareholders.  At the annual meeting, the shareholders elected the following individuals to the Board of Directors of the Company:
(1) Jason Elkin	For: 14,009,872;	Against: 14,470;	Abstained: 0
(2) Daniel Gill	For: 14,009,872;	Against: 14,470;	Abstained: 0
(3) Steven Haft	For: 14,009,872;	Against: 14,470;	Abstained: 0
(4) Geoffrey Kanter	For: 14,009,872;	Against: 14,470;	Abstained: 0
(5) C. Thomas McMillen	For: 14,009,872;	Against: 14,470;	Abstained: 0
(6) Hollis W. Rademacher	For: 14,009,872;	Against: 14,470;	Abstained: 0
(7) Stephen Roberts	For: 14,009,872;	Against: 14,470;	Abstained: 0
(8) Thomas Rocco	For: 14,009,872;	Against: 14,470;	Abstained: 0
(9) Avy H. Stein	For: 14,009,872;	Against: 14,470;	Abstained: 0
(10) James Wood	For: 14,009,872;	Against: 14,470;	Abstained: 0
(11) Sergio Zyman	For: 14,009,872;	Against: 14,470;	Abstained: 0

The shareholders also elected PricewaterhouseCoopers LLP as the Company’s independent accountant for the current year:       For: 14,011,402; Against: 11,200; Abstained: 1,740.

Item 5. Other Information.

             No events occurred during the quarter covered by this Report that would require a response to this Item.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits.
The following exhibits are filed with this Report:

	Exhibit 10.1	Consulting Agreement dated May 4, 2001 between the Company and C. Thomas McMillen.

	Exhibit 99.1	Safe Harbor Compliance Statement for Forward-Looking Statements.

(b)	Reports on Form 8-K:

A report on Form 8-K filed April 6, 2001 disclosing (i) the amendment to the terms of the Series A Convertible Preferred Stock effective March 31, 2001, (ii) the issuance of 266,666 shares of Series B Convertible Preferred Stock and (iii) approval of an Amended and Restated Certificate of Incorporation.

A report on Form 8-K/A filed April 16, 2001 disclosing (i) the amendment to the terms of the Series A Convertible Preferred Stock effective March 31, 2001, (ii) the issuance of 266,666 shares of Series B Convertible Preferred Stock and (iii) approval of an Amended and Restated Certificate of Incorporation.

A report on Form 8-K filed June 12, 2001 disclosing the Company’s entering into to the stock purchase agreement to sell Armed Forces Communications, Inc., a New York corporation doing business as Market Place Media and a wholly-owned subsidiary of the Company, to MPM Holding, Inc., formerly known as MPM Acquisition, Inc.

SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTN MEDIA GROUP, INC.
Registrant

/s/ Jason Elkin
Date: August 14, 2001
Jason Elkin
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Patrick Doran
Date: August 14, 2001
Patrick Doran
Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)