Form 10-Q
period 2001-09-30
CTN MEDIA GROUP INC
filed 2001-11-14
CIK 876013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–Q

[Mark One]

      ☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

      ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________

Commission File Number:  0-19997

CTN MEDIA GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3557317
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3350 Peachtree Rd. Suite 1500
Atlanta, Georgia	30326
(Address of Principal Executive Offices)	(Zip Code)

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

Number of shares of common stock outstanding as of November 11, 2001:  15,086,747

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

CTN MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

ASSETS
	September 30,	December 31,
	2001	2000
Current assets:
Cash and cash equivalents	$1,405,871	$2,806,919
Accounts receivable, net of allowance of $428,716 and $575,455, respectively	1,342,875	5,374,456
Prepaid expenses	196,616	281,794
Other current assets	-	31,431
Total current assets	2,945,362	8,494,600

Investments	1,516,666	1,500,000
Property and equipment, net	10,765,217	12,497,308
Other assets	311,495	520,556
Net assets of discontinued operation	-	7,550,565
Total assets	$15,538,740	$30,563,029

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$982,703	$2,283,110
Accrued expenses	556,599	1,738,582
Deferred revenue	282,193	-
Current portion of long-term debt	-	12,000,000
Total current liabilities	1,821,495	16,021,692
Long-term liabilities:
Debt, less current portion	4,000,000	-
Total liabilities	5,821,495	16,021,692
Redeemable preferred stock	-	38,306,052
Stockholders’ equity (deficit):
Common stock - $.005 par; authorized 50,000,000 shares; issued and outstanding 15,086,747 and 15,059,114 shares respectively	75,434	75,296
Preferred stock - $.001 par; authorized 2,776,666 shares; issued and outstanding 2,443,330 and 2,176,664 shares respectively	42,533,874	-
Additional paid in capital	41,349,407	41,780,424
Unearned compensation	(76,167)	(172,035)
Accumulated deficit	(74,165,303)	(65,448,400)
Total stockholders’ equity (deficit)	9,717,245	(23,764,715)
Total liabilities and stockholders’ equity (deficit)	$15,538,740	$30,563,029

The accompanying notes are an integral part of the consolidated financial statements.

CTN MEDIA GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenue	$1,041,253	$2,855,183	$7,412,122	$10,656,986

Expenses
Operating	1,519,515	2,475,514	5,612,615	7,629,115
Selling, general and administrative	3,203,238	4,593,722	10,940,259	14,847,101
Depreciation and amortization	932,800	1,144,030	2,943,518	2,702,408
Total expenses	5,655,553	8,213,266	19,496,392	25,178,624

Interest income	9,593	45,516	52,520	171,453
Interest expense	(111,443)	(380,312)	(792,779)	(870,336)
Other income	324,233	-	324,233	-
Net loss from continuing operations	(4,391,917)	(5,692,879)	(12,500,296)	(15,220,521)
Loss from discontinued operations, net	(106,557)	(139,601)	(1,242,993)	(1,272,558)
Gain from disposition of discontinued operations	5,026,386	-	5,026,386	-
Net income (loss)	$527,912	$(5,832,480)	$(8,716,903)	$(16,493,079)
Amortization of beneficial conversion feature on mandatorily redeemable stock	-	(1,402,000)	-	(1,402,000)
Dividends and accretion on redeemable preferred stock	-	(8,745,822)	-	21,727,758

Net income (loss) available to common stockholders	$527,912	$(15,980,302)	$(8,716,903)	$3,832,679

Net income (loss) per share:
Basic net income (loss) per common share from continuing operations	(0.29)	(1.06)	(0.83)	0.34
Discontinued operation	0.33	(0.01)	0.25	(0.08)
Basic net income (loss) per common share	$0.04	$(1.07)	$(0.58)	0.26
Diluted net income (loss) per common share from continuing operations	(0.29)	(1.06)	(0.83)	0.20
Discontinued operations	0.33	(0.01)	0.25	(0.05)
Diluted net income (loss) per common share	$0.04	$(1.07)	$(0.58)	$0.15

Weighted average number of common shares outstanding

Basic	15,086,747	14,967,941	15,082,889	14,824,239
Potential diluted	15,086,747	14,967,941	15,082,889	25,874,588

The accompanying notes are an integral part of the consolidated financial statements.

CTN MEDIA GROUP, INC.

CONSOLIDATED

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
Cash flows from operating activities:
Net loss from continuing operations	$(12,500,296)	$(15,220,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,943,518	2,702,408
Amortization of debt issuance costs	90,000	295,083
Non-cash compensation expense arising from equity awards	95,868	574,688
Loss on disposition of fixed assets	91,043	38,988

Changes in operating assets and liabilities:
Accounts receivable	4,031,581	198,399
Prepaid expenses	85,178	(206,533)
Other assets	(88,402)	(84,653)
Accounts payable	(1,300,407)	(326,925)
Accrued expenses and other liabilities	(1,181,983)	(735,406)
Deferred revenue	265,527	156,545
Net cash used in operating activities	(7,468,373)	(12,607,927)

Cash flows from investing activities:
Purchases of property and equipment	(1,063,576)	(5,211,935)
Net proceeds from sale of discontinued operation	27,711,527	-
Net cash used in investing activities	26,647,951	(5,211,935)

Cash flows from financing activities:
Payment on term loan	(16,870,687)	-
Payments on revolving credit facility	(10,300,000)	-
Net proceeds from notes payable	2,300,000	9,200,000
Proceeds from exercise of warrants and stock options	57,145	1,338,661
Net proceeds from issuance of preferred stock	3,739,798	3,000,000
Repurchase of equity instruments	-	(275,000)
Net cash provided by financing activities	(21,073,744)	13,263,661

Net cash used in continuing operations	(1,894,166)	(4,556,201)
Net cash provided by (used in) discontinued operations	493,118	(72,194)
Net decrease in cash and cash equivalents	(1,401,048)	(4,628,395)
Cash and cash equivalents, beginning of period	2,806,919	7,031,592
Cash and cash equivalents, end of period	$1,405,871	$2,403,197

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

                In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of  September 30, 2001 and the results of operations and of cash flows for the three and nine months ended September 30, 2001 and 2000 and to reflect the operation of our former subsidiary, Market Place Media (“MPM”), as discontinued operations.

                The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results of operations for a full fiscal year of the Company.  Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE (A) - The Company

                CTN Media Group, Inc. and subsidiaries (the “Company”) is a targeted media company specializing in reaching young adults.  As of September 30, 2001, the Company operated properties in network television and online media.

                Prior to the quarter ended September 30, 2001, the Company operated as two reportable segments: CTN and MPM.  CTN sold MPM on July 10, 2001.  MPM’s separate results are reported in Note (E) Discontinued Operations.  CTN includes the operations of the College Television Network (the “Network”), Link Magazine, iD8 Marketing (“iD8”) and Wetair.com.

                The Network is a satellite television network that operates on college and university campuses across the United States.  Its single channel television system is placed free of charge in campus dining facilities and student unions.  The Network’s broadcasts contain music, news, information and entertainment programming.  As of September 30, 2001, the Network was installed or contracted for installation in 1,843 locations at approximately 812 colleges and universities.  As of September 30, 2000, the Network was installed or contracted in 1,844 locations at approximately 784 colleges and universities.  The Network generates revenue through the advertising placed on it.

                Link Magazine is a publication distributed to over 650 college campuses.  As of the date hereof, the Company has elected not to publish new issues of Link Magazine for an unspecified period of time.  iD8 was a marketing agency providing creative services and placing media purchases for its clients.  iD8 ceased operations on July 31, 2001.  Wetair.com is an Internet site for young adults offering entertainment information; however, Wetair.com has been integrated into collegetelevision.com.

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

NOTE (B) – Preferred Stock

                At September 30, 2001, the Company’s preferred stock consists of Series A Convertible Preferred Stock (“Series A”) and Series B Convertible Preferred Stock (“Series B”) of which U-C Holdings, LLC (“Holdings”) owns (i) all of the 2,176,664 outstanding Series A shares out of the 2,510,000 Series A shares that have been designated and (ii) all of the 266,666 outstanding Series B shares out of the 266,666 Series B shares that have been designated.

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

                On April 5, 2001, the Company issued 266,666 shares of Series B to Holdings for $15.00 per share, or an aggregate purchase price of $3,999,990.  The Series B accrues a cumulative dividend of 12% per annum, compounding on a quarterly basis.  The Series B is convertible into shares of common stock, as determined by multiplying the number of shares of Series B to be converted by the $15.00 per share purchase price and dividing the product by the conversion price of the Series B then in effect with respect to such shares.  On the date of issuance, the conversion price of the Series B was $2.50.  Each share of Series B has voting rights based upon the number of shares of common stock into which Series B is convertible.  At September 30, 2001, 1,599,996 shares of common stock were reserved for conversion of the Series B.  There are an additional 96,410 shares of common stock reserved for the conversion of dividends accrued with respect to the Series B through September 30, 2001.

The Company filed an Amended and Restated Certificate of Incorporation on May 9, 2001 that amends the terms of the Series A to, among other things, (i) eliminate the redemption rights of the holders of the Series A (such rights had previously been waived by Holdings in an agreement dated March 31, 2001), (ii) reduce the conversion price of the Series A from $4.50 to $2.50, and (iii) incorporate into the terms of the Series A the issuance of the Series B having rights and preferences senior to the Series A.  The remaining terms of Series A are unchanged and include the 12% cumulative accrual of dividends per year, compounding on a quarterly basis.  Each share of Series A has voting rights based upon the number of shares of common stock into which Series A is convertible.  Including the effect of the reduction in the conversion price of the Series A, at September 30, 2001, 13,059,984 shares of the Company’s common stock were reserved for conversion.  There are an additional 3,461,318 shares of common stock reserved for the conversion of dividends accrued with respect to the Series A through September 30, 2001.

NOTE (C) – Debt

                As of August 10, 2001, the Company amended a revolving credit facility from a financial institution (the “CTN Loan”) to a borrowing capacity of up to $5.0 million.  The CTN Loan previously had a  $12.0 million credit limit of which $10.3 million was paid down on July 10, 2001 in conjunction with the sale of MPM (see Note (E)).  As of September 30, 2001, there was a $4.0 million outstanding balance on this facility.

                The CTN Loan bears interest at either (i) the Base Rate which is equal to the greater of (a) the Federal Funds rate plus 0.5% or (b) the Prime Rate, plus 2.00% per year; or (ii) the Eurodollar Rate, plus 3.50% per year.  The determination of whether to use the Base Rate or the Eurodollar Rate is at the option of the Company.  A commitment fee of 0.5% per year on  the unused portion of the facility is required.  The CTN Loan is due and payable in full on January 31, 2003.  For the three months ended September 30, 2001 and 2000, the weighted average interest rate on the CTN Loan was 8.69% and 11.37%, respectively.  The CTN Loan is guaranteed by a negative pledge of the outstanding shares of stock of the Company owned by Holdings.

                MPM had a term loan (the “Term Loan”) and a revolving credit facility (the “Revolver Loan”) from a separate financial institution and its affiliates.  In conjunction with the sale of MPM, both loans have been paid in full and retired.

                The Company’s debt agreement contains financial covenants that, among other restrictions, require the maintenance of certain financial ratios and cash flows, restrict asset purchases, dividend payments or distributions and accelerate the maturities upon a change in control of the Company.

                For the three months ended September 30, 2001, the Company was in violation of certain financial covenants associated with the CTN Loan for which a waiver has been received.  Additionally, the Company believes that certain requirements under the CTN Loan covenants may not be met during fiscal 2001.  If the Company fails to meet a covenant under the CTN Loan, the financial institution has the right to declare the loan due upon demand.  The Company is currently in discussions with financial institutions regarding new credit facilities and exploring other capital-raising alternatives.  The Company can not be certain that any of the alternatives will be consummated.  Holdings has committed to provide funding through fiscal 2001 in the event the Company experiences cash flow deficits from operations or cash flow deficits in connection with debt service requirements.

NOTE (D) – Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Lives	September 30, 2001	December 31, 2000
Entertainment systems	5 years	$16,209,740	$15,335,068
Machinery and equipment	5 -7 years	1,100,159	1,064,818
Capitalized website costs	3 years	1,423,236	1,403,891
Furniture and Fixtures	7 years	539,713	536,928
Leasehold improvements	7-11 years	304,940	297,316
		19,577,788	18,638,021
Less: Accumulated depreciation		(8,812,571)	(6,140,713)
Total		$10,765,217	$12,497,308

NOTE (E) – Discontinued Operations

                On July 10, 2001, the Company sold all of the outstanding shares of common stock, no par value, of MPM to MPM Holding, Inc., a Delaware corporation f/k/a MPM Acquisition, Inc., for $28.0 million in cash, subject to certain adjustments to the purchase price, including a working capital adjustment based on MPM’s estimated balance sheet as of the closing date.  At the closing, the Company received, after adjustments, $27.7 million in cash in exchange for its ownership of all of the common stock of MPM.  The Company will pay a final remaining working capital adjustment of approximately $151,000 in conjunction with the sale of MPM in January 2002.  Accordingly, the results of that business have been reflected as Discontinued Operations in these notes and the accompanying consolidated financial statements.

                Approximately $16.9 million of the proceeds from the sale of MPM were used to repay the Term Loan and the Revolver Loan of MPM.  Additionally, the Company used approximately $10.3 million of the proceeds to reduce its indebtedness under the CTN Loan.  The remainder of the proceeds received by the Company were used for other corporate purposes, including the payment of expenses incurred in connection with the sale of MPM.

                The gain on sale of discontinued operations is calculated as follows:

In millions
Net proceeds	$27.7

Payment on MPM term loan	(16.9)
Net assets of MPM	(6.1)
Other	0.3
Gain on sale of discontinued operations	$5.0

The operating results with respect to discontinued operations are as follows:

Net Sales and Loss From Discontinued Operations through date of Disposition
	As of	Nine Months Ended
	July 10,	September 30,
	2001	2000
Net sales	$23,262,696	$37,309,557
Net loss from discontinued operation	(1,242,993)	(1,272,558)

Assets and Liabilities of Discontinued Operations as of date of Disposition

	July 10,	December 31,
	2001	2000
Current assets	12,580,714	14,258,185
Property, plant and equipment net	1,341,903	1,557,029
Other assets	22,996,571	24,736,654
Current liabilities	(30,849,807)	(33,001,303)
Net assets of discontinued operation	6,069,381	7,550,565

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

                The Company has an Origination Services Contract with Crawford Communications, Inc. (“Crawford”) .  The original agreement provides for payments of approximately $1,320,000 over a five year period ending on July 15, 2003. In accordance with the Origination Services Contract, Crawford is responsible for the transmission via satellite of the Network’s daily programming, including encoding signals, testing, maintaining the Network’s programming library, and obtaining programming from the Network’s sources.  Crawford is also responsible for the uplink of the programming to a satellite as well as the downlink of the signal from the satellite at each installation site.  As of September 30, 2001, the Company has paid approximately $902,000 to Crawford pursuant to the Origination Services Contract.

                The Company has an agreement with Turner Private Networks, Inc. and CNN Headline News to provide news and sports programming for the Network through December 31, 2002. The total license fee is approximately $3,156,250.  As of September 30, 2001, the Company has paid approximately $2,128,749 pursuant to this agreement.

                The Company has a Transponder Use Agreement with Public Broadcasting Service (“PBS”).   The Company has subleased capacity on a satellite owned and operated by GE American Communications, Inc. (“GE”) and leased to PBS by GE.  This agreement provides for payments of approximately $3,924,000 over a five year period that terminates on July 31, 2003.  The Company has protected status on this satellite, where in the event of a satellite failure or performance problem, the Company’s programming will preempt transmissions of other users on this satellite or on another satellite.  As of September 30, 2001, the Company has paid approximately $2,485,200 pursuant to this agreement.

NOTE (G) New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141.  “Business Combinations” and No. 142 “Goodwill and Other Intangibles”.  Under these new standards the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill.  For calendar-year reporting companies, the standards become effective for all acquisitions completed on or after September 30, 2001.  Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002.  We are currently assessing the impact of implementing these standards.

                In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees.  This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 although early adoption is encouraged.  We are currently assessing the impact of this standard.

                In October 2001, the FASB issued a Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with the early application encouraged.  We are currently assessing the impact of this standard.

NOTE (H) Earnings (loss) Per Common Share

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

Overview

CTN Media Group, Inc., a Delaware corporation, (the “Company”), commenced operations in January 1991.  The Company is a diversified media company specializing in reaching targeted audiences.  The Company operates primarily in the television and online sectors.  The Company owns and operates the College Television Network (the “Network”), a proprietary commercial television network that operates on college and university campuses across the United States.  The Network is provided to campuses through single-channel television systems placed free of charge primarily in the campus public venues, including dining facilities and student unions.  At September 30, 2001, the Network was installed or contracted for installation at approximately 1,843 locations at approximately 812 colleges and universities throughout the United States.  The Network reaches over 7,000,000 young adult viewers each week.

Certain of the Company’s revenue is affected by the pattern of seasonality common to most school-related businesses.  Historically, the Company has generated a significant portion of its revenue during the period of September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.

Results of Operations

The following table sets forth certain financial data derived from the Company’s statement of operations for the three and nine months ended September 30, 2001 and September 30, 2000:

	Three Months Ended
	September 30, 2001		September 30, 2000
		% of Revenue		% of Revenue
Revenue	$1,041,253	100	$2,855,183	100
Operating expenses	1,364,870	131	1,514,137	53
Publishing expenses	-		540,424	19
Advertising agency expense	154,645	15	420,953	15
Selling, general, & administrative expenses	3,203,238	308	4,593,722	161
Depreciation & amortization	932,800	90	1,144,030	40
Interest expense, net	(101,850)	10	(334,796)	12
Other income	324,233	31	-	-
Net loss from continuing operations	(4,391,917)	422	(5,692,879)	199
Loss from discontinued operations	(106,557)	10	(139,601)	5
Gain from disposition of discontinued operations	5,026,386	483	-	-

	Nine Months Ended
	September 30, 2001		September 30, 2000
		% of Revenue		% of Revenue
Revenue	$7,412,122	100	$10,656,986	100
Operating expenses	4,208,768	57	4,322,643	41
Publishing expenses	419,262	6	2,138,434	20
Advertising agency expense	984,585	13	1,168,038	11
Selling, general, & administrative expenses	10,940,259	148	14,847,101	139
Depreciation & amortization	2,943,518	40	2,702,408	25
Interest expense, net	(740,259)	10	(689,883)	6
Other income	324,233	4	-	-
Net loss from continuing operations	(12,500,296)	169	(15,220,521)	143
Loss from discontinued operation	(1,242,993)	17	(1,272,558)	12
Gain from disposition of discontinued operations	5,026,386	68	-	-

Revenue from continuing operations decreased to $1,041,253 and $7,412,122 for the three and nine month periods ended September 30, 2001, as compared to $2,855,183 and 10,656,986, respectively, for the comparable periods in the prior year.  Network advertising revenue of $909,368 and $5,960,311 for the three and nine month periods ended September 30, 2001 represented a 56% and 29% decrease respectively for the three and nine month periods comparable to the same periods in the prior year.  A soft advertising market and a transition in the Company’s sales force have contributed to this decrease.  The Company’s fees and commission revenue through iD8 of $131,885 and $1,306,603 represented a 75% decrease and 29% increase from the comparable three and nine month periods in the prior year.  This overall increase is primarily due to acquiring two large customers at the end of fiscal 2000 that continued to contract work through June, 2001.  The agency has since ceased operations as of July 31, 2001.  Publishing revenue consisted of $145,206 for one issue of Link Magazine published for the current nine months ended September 30, 2001 as compared to $1,249,420 for three issues from the comparable period in the prior year. The Company hopes to increase Network sales during the year ending December 31, 2001 by continuing to expand its advertiser base and sell-out levels and by further increasing the fee charged for its advertising spots.  Although the Company has agreements with national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising time from the Company, or that future significant advertising revenues will ever be generated.  A failure to significantly increase advertising revenues could have a material impact on the operations of the Company.

Operating expenses for continuing operations, including publishing and advertising agency expenses, were $1,519,515 and $5,612,615 for the three and nine month periods ended September 30, 2001 as compared to $2,475,514 and $7,629,115 for the same periods in the prior year.  Operating expenses at the Company decreased 39% and 26% for the three and nine month periods ended September 30, 2001 as compared to the same periods in the prior year.  The majority of this decrease is attributable to the cessation of operations of Link magazine and iD8.  The network operating and programming expenses remained relatively unchanged.

Selling, general and administrative expenses for continuing operations decreased to $3,203,238 and $10,940,259 for the three and nine month periods ended September 30, 2001 as compared to $4,593,722 and $14,847,101 for the same periods for the prior year.  This decrease is primarily attributable to minimizing expense in various advertising sales categories such as outside advertising, market research, promotions and variable costs directly related to revenue. Significant reductions in recruiting fees, bad debt expense and stock option compensation also contributed to the reduction.  The remaining decrease is due to the reduction of selling, general or administrative expenses at Wetair.com.

Depreciation and amortization expense from continuing operations total $932,800 and $2,943,518 for the three and nine month periods ended September 30, 2001 as compared to $1,144,030 and $2,702,408 for the same periods in the prior year.  The overall increase is attributable to the addition of DVB (“Digital Video Broadcast”) systems in school locations, coupled with amortization of the remaining iD8 goodwill of approximately $210,000.

The Company recorded net interest expense from continuing operations of $101,850 and $740,259 for the three and nine month periods ended September 30, 2001 as compared to $334,796 and $689,883 in the same periods of the prior year.  The decrease in interest expense relates to the lower level of debt due to the paydown of CTN credit facilities in conjunction with the sale of MPM.

The Company incurred a net loss from continuing operations of $4,391,917 and $12,500,296 in the three and nine month periods ended September 30, 2001 as compared to a net loss of $5,692,879 and $15,220,521 in the same periods in the prior year.

The Company incurred a net loss from discontinued operations of $106,557 in the current quarter and $1,242,993 year-to-date through July 10, 2001.  These amounts reflect the results of MPM reported on a stand alone basis through the disposition date of  July 10, 2001.  These amounts are comparable to net losses of $139,601 and $1,272,558 for last year’s comparable quarter and year-to-date activity for MPM.  The Company recognized a gain from the sale of MPM of $5,026,386 for the current three and nine month periods.

Financial Condition and Liquidity

Cash used in operations decreased to $7,468,373 during the nine months ended September 30, 2001, from $12,607,927 for the comparable period in the prior year.  The impact of increased collections of accounts receivable in the first nine months compared to the same period in the prior year was the primary cause of this decrease.  In April 2001, the Company obtained an equity infusion from Holdings to fund current working capital needs through the issuance of Series B Preferred Stock.

Cash provided by investing activities increased to $26,647,951 during the nine months ended September 30, 2001 from $5,211,935 used in investing activities for the comparable period in the prior year.  This increase is primarily attributable to the sale of MPM.

Cash used in financing activities was $21,073,744 for the nine months ended September 30, 2001, compared to $13,263,661 provided by financing for the same period in the prior year.  Approximately $27,000,000 of debt was paid down in the current quarter. Also, $3,700,000 of current year funds were derived from the sale of preferred stock and an additional $2,300,000 was drawn down from a line of credit through September 30,2001.

Cash provided by discontinued operations increased to $493,118 during the nine months ended September 30, 2001 as compared to cash used in discontinued operations of approximately $72,194 for the comparable period in the prior year.

At September 30, 2001, the Company did not meet a financial covenant under its remaining credit facility for which the Company has obtained a waiver.  Based upon the Company’s current projections, the Company will need to raise additional capital in the near future for 2001 and 2002.  The Company is exploring capital-raising alternatives, including, but not limited to, receiving capital from Holdings.  The Company cannot be certain that any of the alternatives will be consummated and there can be no assurances that these efforts will be successful.  Holdings has committed to provide funding through fiscal 2001 in the event the Company experiences cash flow deficits from operations or cash flow deficits in connection with debt service requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates related to variable-rate debt outstanding under the CTN Loan.  This risk arises in the normal course of business rather than from trading.  At November 14, 2001, the Company had $5.0 million in long-term debt subject to variable rates of interest and therefore views its market risk as immaterial.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

                From time to time, in the normal course of business, various claims are made against the Company.  Except for proceedings described below, there are no material proceedings to which the Company is a party and management is unaware of any material contemplated actions against the Company.

                On March 19, 2001, the Company instituted a lawsuit styled CTN Media Group, Inc., f/k/a College Television Network, a Delaware corporation and Armed Forces Comminations, Inc., a New York corporation, v. Omnipod, Inc., a Delaware corporation, f/k/a e-palette, inc., a New York corporation in the State Court of Fulton County, Georgia.  The lawsuit alleges nonpayment by Omnipod  for services rendered by the Company pursuant to that certain Advertising Agreement dated as of October 29, 1999 between the parties.  The complaint seeks payment in the amount of $552,438.67, which is the alleged amount that was due and payable on October 29, 2000 in accordance with the terms of the Advertising Agreement.  The Company also seeks reimbursement for its attorney's fees and associated costs and expenses of the lawsuit.  On April 30, 2001, Omnipod answered the complaint and filed a counterclaim alleging tortious interference with business relations and related commercial claims, arising from the Company’s alleged refusal to consent to Omnipod’s issuance of preferred stock.  The counterclaim seeks damages in an amount to be determined at trial, as well as reimbursement for Omnipod’s attorney's fees and associated costs and expenses of the lawsuit.  The case was settled on November 12, 2001 and the Company received additional equity in Omnipod and a promissory note for the accounts receivable.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 30, 2001, by written comment in lieu of a meeting, the holder of a majority of the voting stock of the Company approved the sale of Armed Forces Communications, Inc., a New York corporation doing business as Market Place Media and an increase in the number of shares available for issuance under the Company’s 1996 Stock Incentive Plan and Outside Directors’ 1996 Stock Option Plan.  The majority stockholder consent with respect to these matters took affect 20 days after the mailing of a Schedule 14C Information Statement to stockholders of the Company, which was July 9, 2001.

Item 5.    Other Information.

No events occurred during the quarter covered by this Report that would require a response to this Item.

Item 6.  Exhibits and Reports on Form 8-K.

(a)                Exhibits.

                The following exhibits are filed with this Report:

                Exhibit 99.1             Safe Harbor Compliance Statement for Forward-Looking Statements.

(b)                Reports on Form 8-K:

A report on Form 8-K filed July 25, 2001 disclosing the sale of Armed Forces Communications, Inc., a New York corporation doing business as Market Place Media and a wholly-owned subsidiary of the Company, to MPM Holding, Inc., formerly known as MPM Acquisition, Inc.

A report on Form 8-K filed August 23, 2001 disclosing an amendment to the Company’s revolving credit facilities with LaSalle Bank National Association.

SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTN MEDIA GROUP, INC.
Registrant

Date: November 14, 2001	/s/ Thomas Rocco
Thomas Rocco
President
(Principal Executive Officer)

Date: November 14, 2001	/s/ Patrick Doran
Patrick Doran
Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)