Form 10-K
period 2001-12-31
CTN MEDIA GROUP INC
filed 2002-04-01
CIK 876013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from          to

Commission File No. 0-19997

CTN Media Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3557317
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3350 Peachtree Road, Suite 1500 Atlanta, Georgia	30326
(Address of Principal Executive Offices)	(Zip Code)

(404) 256-9630
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.005 par value per share
(Title of Class)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer as of March 22, 2002 (computed by reference to the closing price of such stock on March 22, 2002 as reported by the Nasdaq SmallCap Market System) was approximately $1,228,547.

There were 15,086,547 shares of the issuer’s common stock outstanding as of March 22, 2002.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive proxy statement for its annual meeting of stockowners scheduled for May 24, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CTN Media Group, Inc.

Annual Report on Form 10-K

Table of Contents

Part I:

1.	Business

2.	Properties

3.	Legal Proceedings

4.	Submission of Matters to a Vote of Security Holders

Part II:

5.	Market for Common Equity and Related Stockholder Matters

6.	Selected Financial Data

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

7A.	Quantitative and Qualitative Disclosures about Market Risk

8.	Financial Statements and Supplemental Data

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Part III:

10.	Directors and Executive Officers of Registrant

11.	Executive Compensation

12.	Security Ownership of Certain Beneficial Owners and Management

13.	Certain Relationships and Related Transactions

Part IV:

14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Forward-Looking Statements

Certain forward-looking information contained in this Annual Report is being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning the Company’s future financial and operating performance, and such information can be found under Item 1 – “Description of Business” and Item 7 – “Management’s Discussion and Analysis or Plan of Operation” among other places in this Annual Report.  The forward-looking information contained herein is subject to assumptions and beliefs based on current information known to the Company and factors that could yield actual results differing materially from those anticipated.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as the date hereof.  The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.  Please see Exhibit 99.1 “Safe Harbor Compliance Statement for Forward-Looking Statements,” the terms of which are incorporated herein, for additional factors to be considered by stockholders and prospective stockholders.

PART I

Item 1.  Description of Business.

General

CTN Media Group, Inc., a Delaware corporation formerly known as College Television Network, Inc., (the “Company”) is a targeted media company specializing in reaching young adults.  The Company commenced operations in January 1991.  As of December 31, 2001, the Company operated College Television Network and its related website Collegetelevision.com.

At the beginning of 2001, the Company operated in television, magazine, newspaper and online sectors.  In July 2001, the Company sold Armed Forces Communications, Inc., a New York corporation doing business as Market Place Media (“MPM”), a media placement and promotion specialist in the college, military and minority segments.  In April 2001, the Company published its last issue of Link Magazine (“Link”) at which time Link was put on an indefinite hiatus.  In April 2001, the Company integrated the Wetair.com website into Collegetelevision.com and in January 2002, Wetair.com, L.L.C. was merged into the Company.  In addition, on July 31, 2001, the Company ceased operations of iD8 Marketing (“iD8”), it’s Atlanta-based advertising agency.  Therefore, the remaining properties of the Company are College Television Network and its related website Collegetelevision.com.

Prior to the year ended December 31, 2001, the Company operated as two reportable segments: CTN and MPM.  As stated, the Company sold MPM on July 10, 2001.  MPM’s separate results are reported in Note (4) Discontinued Operations in the accompanying audited financial statements.  CTN includes the operations of the College Television Network (the “Network”), Link, iD8 and Wetair.com.

The Network is a proprietary commercial satellite television network that operates on college and university campuses across the United States.  Its single-channel television system is placed free of charge in campus public venues, including dining facilities and student unions.  The Network broadcasts music, news, information and entertainment programming.  As of December 31, 2001, the Network was installed or contracted for installation in approximately 1,775 locations at approximately 785 colleges and universities.  The Company sells advertising on the Network as its primary source of revenue.

The Company’s principal executive offices are located at 3350 Peachtree Road, Suite 1500, Atlanta, Georgia 30326 and its telephone number is 404-256-9630.  Atlanta is where most administrative functions are handled for the Company.  The Company maintains its sales headquarters in New York City.  The Company also maintains satellite offices in Chicago and Los Angeles.

CTN

The College Television Network System

The Company believes the Network to be the largest college and university private commercial television network in the United States.  The Network is transmitted via satellite to many of the nation’s largest colleges and universities, including among others: The Ohio State University, the Pennsylvania State University, Arizona State University, New York University, Michigan State University, UCLA, the University of Florida, the University of Washington, Louisiana State University, Georgetown University, Florida State University, the University of Illinois, the University of Maryland, the University of North Carolina, and the University of Arizona.

The Network’s programming of music, news, information and entertainment is viewed on monitors placed in strategic locations throughout the campus site to help ensure exposure and ease of viewership.  Each site is equipped with a main processing unit and from one to ten viewing monitors.  In order to enhance the flexibility and program diversification of the Network, the Company utilizes a digital video broadcast (“DVB”) delivery platform.  DVB offers the Network a delivery system that is reliable, cost-efficient and flexible. The DVB platform enables the Company to expand programming opportunities, as evidenced by the Network’s ability to broadcast two distinct channels of programming simultaneously: urban programming and mainstream programming.  The Network uses a Columbine Software for its trafficking system, which is widely used in broadcasting and is regarded as very reliable in providing broadcast affidavits.  Through its Transponder Lease Agreement with Public Broadcasting Service, Inc. (“PBS”), the Company has the capacity to add a third channel for additional Network programming.  The Company also receives customized news and sports programming produced by CNN for the Network through an agreement with Turner Private Networks.  The Network airs newscasts twice an hour, with new newscasts being produced twice daily. In fiscal 2001, the Network also aired original programming features such as the Gravity Games, Mademoiselle Connections, PC Magazine “First Looks,” Pay Dirt, Comic Relief, Backstage Pass and a Network-sponsored Spring Break activity village and events and two concert tours.  For the coming year, the Network has recently signed agreements with ESPN, The History Channel and Glamour on Campus (replacing Mademoiselle Connections) to broadcast short programming segments.

The Network’s revenue is primarily derived from commercial advertising.  The Company presently allots eight minutes of advertising available per hour, however, if sales increase it may increase the amount of advertising up to 16 minutes per hour.  The Company believes the Network is well positioned to offer advertisers a highly targeted and effective way to reach a highly desirable audience: 18 to 24-year-old college and university students with significant disposable income.  This demographic group maintains proven attractiveness to national advertisers.  The Network’s cost per thousand viewers (“CPM”) pricing is highly competitive in the industry.  National advertisers on the Network during fiscal 2001 included AOL / Time Warner (Warner Bros.); AT&T Corporation; The Andrew Jergens Co. (Biore); Best Buy Company, Inc.; Bristol Meyers Squibb (Clairol); Burger King Corporation; Duckhead Apparel Company, Inc.; Hershey Foods Corporation; Johnson & Johnson; Kellogg Company; K-Swiss, Inc.; Levi Strauss & Co.; New Line Cinema Corporation; Proctor and Gamble Co.; Reebok International; S.C. Johnson & Son Co.; Sony Corporation; Twentieth Century Fox Home Entertainment (News America Group); U.S. Army; Visa International Service Association; The Walt Disney Company; and Wendy’s International.  The Company’s mix of advertisers on the Network changes from time to time.

During the current year and the last fiscal year, the Company’s strategy regarding the Network has been to expand the number of advertisers on the Network and maintain our existing affiliate base of institutions in which the Network is offered.  The Company believes it has reached a sufficient critical mass of audience to effectively attract and retain advertisers.  Based on our Fall 2001 Nielsen Media Research study, the Network reaches 8.2 million college students every week in approximately 1775 college and university locations.  The Company will now focus on increasing inventory sell-out percentages and CPM rates.

Network Programming Content

The Network’s programming consists primarily of music, news, information and entertainment.  The Network’s music programming is provided to the Company free of charge by major music companies, including Warner/Elektra/ Atlantic, Columbia/Epic, Interscope/MCA/Universal, Arista/RCA, Capital and Virgin.

Pursuant to an agreement with Turner Private Networks, Inc. the Network has a license to broadcast specially produced, college oriented CNN news and sports programming through December 31, 2002.  The Company is exploring options for news production after the expiration of the Turner Private Networks, Inc. contract.  The total license fee pursuant to this agreement is approximately $3,200,000 and the current annual license fee is $700,000.

The Network has created and produced numerous original-programming segments.  These programs include co- sponsorship of the Gravity Games which aired on NBC and features such as Paydirt, The Final Cut, Backstage Pass and CTN’s Tailgate Tour.  In addition, through various content agreements, the Network airs segments such as Glamour on Campus, Cartoon Network’s “Adult Swim” and daily sports highlights provided by ESPN.  Additionally, the Network has just entered into a content agreement with the History Channel.

The Systems – Installation and Maintenance

Each location at a college containing Network equipment (“System”) is installed, without charge to the institution, at designated locations agreed upon between the Company and the institution.  Due to the Company’s increased marketing efforts, the Network is currently installed in 48 states nationwide and reaches 97 of the top 100 Designated Marketing Areas, known as “DMAs.”  The Company bears the costs of normal maintenance and replacement parts for each System.

The Company has obtained liability insurance that generally covers losses from fire, theft, vandalism and certain other events for each installed System.  The Company pays insurance premiums on a per System basis and intends to expand coverage to newly installed Systems each quarter.  There can be no assurance that such insurance can be maintained at reasonable rates, or at all.  Without such insurance, significant damage to a number of Systems could adversely affect the Company and its financial condition.  To date, the Company has filed only four insurance claims for losses.  The Company has also obtained insurance for certain of the costs associated with its reliance upon satellite technology, including the costs of redirecting satellite dishes to a new satellite transponder, and the lost advertising revenues resulting from any satellite failure.

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

Network Markets

There are approximately 3,600 colleges and universities in the United States.  Since the Network has achieved a substantial viewership, the Company has shifted its focus away from expanding the Network, other than marquee type locations.  The Company has reduced the affiliate sales and support staff to nine full-time employees.

Advertising Revenues

As of December 31, 2001, the Company derives its revenues primarily from advertisements placed on the Network. We believe that advertisers find the Network’s programming to be current and appealing, the campus dining hall setting with its captive audience to be desirable, and the Network’s programming concept to be targeted and innovative.

In fiscal 2001, approximately 20% of the Network advertising spots were sold.  The Network’s strategy follows three principal methods for increasing its advertising revenue: (i) increasing the number of advertisers and advertising spots sold to maximize the use of time available to be sold; (ii) increasing the CPM rate; and (iii) maintaining audience size through System performance and reliability.

For fiscal 2001, Best Buy, Visa, U.S. Army, Kelloggs and AT&T accounted for 11%, 7%, 6%, 5% and 5% respectively, of Network advertising revenues.  For fiscal 2000, The Coca Cola Company, Best Buy, U.S. Army, Mennen and Secret accounted for 12%, 7%, 7%, 5% and 4%, respectively.  For fiscal 1999, The Coca-Cola Company, Colgate/Palmolive, Mentos, K-Swiss and Universal Pictures accounted for 23%, 8%, 6%, 6% and 5%, respectively.

Financing

The Company maintains a $5 million line of credit facility.  After the mandatory permanent repayment of this credit facility of $10.3 million upon the sale of MPM, which reduced the borrowing limit to $1.7 million, the Company amended the credit facility to increase the borrowing limit to $5.0 million.  This was done in order to  meet the Company’s operating expenses required to enhance programming and sales efforts in fiscal 2001.

At December 31, 2001, the Company was not in compliance with all of the financial covenants required under its revolving loan facility.  The financial institution has granted the Company a waiver for the Company’s current defaults related to these financial covenants.  See Item 7. “Management’s Discussion and Analysis or Plan of Operation – Financial Condition and Liquidity” and Note 3 to the attached Financial Statements.

On April 5, 2001, the Company issued 266,666 shares of Series B Preferred Stock to U-C Holdings L.L.C. (“Holdings”) for an aggregate purchase price of $3,999,990.  The proceeds for this financing were used to fund operating expense deficits.

On November 26, 2001, the Company entered into a subordinated bridge note agreement (“Bridge Note”) with Holdings in the amount of $3,000,000 to help finance current operating expense deficits.  As of December 31, 2001, the Company borrowed $1,500,000 on this facility.  The Bridge Note is convertible into equity in conjunction with the securing of new capital.  As of March 6, 2002, the facility was fully drawn.  Pursuant to an amendment to the Bridge Facility dated March 19, 2002, the Company sold Holdings an additional $320,000 in subordinated Bridge Notes.  See Note 6 of the Financial Statements for a discussion on the terms of this facility.

The Company will require additional capital to meet its ongoing operational and debt service requirements, including satisfaction of the $5,000,000 of indebtedness that comes due on January 31, 2003.  The Company may secure this needed capital through the issuance of additional preferred stock or entering into another debt facility or a combination of both.  The Company’s independent accountants have issued a going concern opinion in the financial statements at December 31, 2001.  See “Report of Independent Accountants” and Note 2 to the Financial Statements.  The Company is attempting to obtain financing from various sources in an effort to fund its cash flow deficiencies.  However, there is no assurance that this financing will be obtained.

Competition

The Network competes for advertisers with many other forms of advertising targeting the 18-24 year-old market.  These competing forms of advertising media include television, Internet, radio, print, direct mail and billboard.  The Company is not aware of any other single channel national television network placed in public venues in colleges and universities.  There is no assurance that someone with greater resources will not enter into the market. The Company believes it can successfully compete against other forms of media because it offers an effective means of reaching a difficult-to-reach-targeted audience at an efficient cost.  In addition, the Company believes that the time required to secure and contract with each institution is significant.

Employees

As of December 31, 2001, the Company employed 43 full-time salaried personnel, consisting of various managerial, operational, programming, advertising and affiliate support personnel.  The Company also utilizes independent contractors to perform certain services required in connection with the production, installation and maintenance of its Systems.  The responsibilities of the Company’s operations and administrative personnel include conducting marketing and promotional activities, managing campus relations and performing administrative and financial functions.  Ten of the Company’s employees have employment agreements with the Company.  The Company believes that its relationship with its employees is satisfactory.

Government Regulation

Because the Network is a private network and is currently not a direct live broadcast the Company is not restricted by regulations of the Federal Communications Commission, network standards and practices or traditional format length and content restraints.  Regulatory matters relating to the Company’s satellite transmissions are the responsibility of PBS, pursuant to the Company’s Transponder Use Agreement with PBS.  The Company believes that the manner in which it presently conducts its business operations, and intends to conduct its business operations, including its licensing arrangements with record companies and agreements with location owners, is in material compliance with all applicable laws.

Proprietary Information

The Company believes that certain of its rights to, and uses of, its properties may be protectable under applicable patent, copyright and proprietary information laws.  There can be no assurance as to such fact or that others may not independently develop the same or similar technology on which the Company’s properties are based and thereafter directly compete with the Company.  The Company intends to pursue copyright and trademark registrations as necessary.  No assurance can be given, however, that such coverage, even if it can be obtained, will afford the Company meaningful protection of any of its proprietary rights.  The Company has obtained trademark registrations for “College Television Network” and “UCTN.”

Publicly Available Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance therewith files reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”).  Such reports, proxy statements and other information can be inspected and copied at the public reference facilities of the Commission, Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20546.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 800/SEC-0330.  The Commission also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the Commission at http:\\www.sec.gov.

Item 2.  Description of Property.

The Company presently has facilities in five cities:  Atlanta, New York City, Los Angeles, Chicago and St. Louis.  The Company currently leases approximately 20,400 square feet of space for its principal executive office in Atlanta with a lease termination date of August 2005.  The Company also leases approximately 7,140 square feet, 1,800 square feet, and 2,010 square feet for its regional sales offices in New York, Los Angeles, and Chicago, with respective lease termination dates of May 2008, September 2002, and February 2003. The Company also leases approximately 5,000 square feet of warehouse space in St. Louis on a month-to-month basis.  The warehouse is used to store equipment and parts utilized for installation of Network equipment at affiliate locations. The aggregate monthly rental for these leased offices is currently approximately $79,300, and the Company’s management believes that these facilities are adequate for its intended activities in the foreseeable future.  In an effort to streamline operational efficiencies, the Company will attempt to downsize its Atlanta operations into a smaller office location.  The Company has retained a broker to attempt to sublet the current Atlanta office space.

Item 3.  Legal Proceedings.

The Company is not a party, nor to its knowledge threatened to be made a party, to any material litigation or governmental proceeding, other than a wrongful termination and age discrimination claim brought by James Harder against the Company and Holdings in the United States District Court for the Northern District of Illinois, Eastern Division.  The lawsuit was commenced on February 12, 2001.  Mr. Harder is seeking monetary damages from the Company for lost pay and punitive damages and is suing Holdings in connection with his equity ownership in Holdings.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a) The Company’s $.005 par value per share common stock (the “Common Stock”) is traded and quoted under the symbol “UCTN” on The Nasdaq SmallCap Market (“Nasdaq”).  Because the bid price for the Company’s common stock as listed on Nasdaq has been less than $1.00, the Company has until August 13th, 2002 to be in compliance with the Nasdaq listing requirements or it may be delisted.  The following table sets forth the high and low sales prices for the Common Stock, as quoted on Nasdaq, for the periods indicated.

	Dates	High	Low
Fiscal Year Ended December 31, 2000:
	January 1, 2000 to March 31, 2000	$10.50	$6.13
	April 1, 2000 to June 30, 2000	6.63	4.88
	July 1, 2000 to September 30, 2000	8.50	5.88
	October 1, 2000 to December 31, 2000	6.50	4.13

Fiscal Year Ended December 31, 2001:
	January 1, 2001 to March 31, 2001	$5.25	$1.88
	April 1,2001 to June 30, 2001	2.10	1.05
	July 1, 2001 to September 30, 2001	2.05	1.00
	October 1, 2001 to December 31, 2001	1.00	0.62

As of March 14, 2002, the Company had 74 owners of record and approximately 962 beneficial owners of its Common Stock.

Since its inception, the Company has not paid any cash dividends on its Common Stock.  The Company intends to retain future earnings, if any, that may be generated from the Company’s operations to help finance the operations and expansion of the Company and accordingly does not plan, for the reasonably foreseeable future, to pay cash dividends to holders of its Common Stock.  Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Company’s Board of Directors deems relevant.  The Company’s current credit facility with LaSalle Bank prohibits the payment of dividends without the bank’s consent.

The terms of the Series A Preferred stock, $.001 par value per share (“Series A Preferred”) and Series B Preferred stock, $.001 par value per share (“Series B Preferred”) (collectively the Series A Preferred and the Series B Preferred are referred to as “Preferred”) provide that when and as declared, the Company shall pay preferential dividends in cash to the holders of the Series A and Series B Preferred.  Dividends on each share of the Series A  and Series B Preferred accrue on a daily basis at the rate of 12% per annum on the liquidation value thereof plus all accumulated and unpaid dividends thereon from and including the date of issuance of such share.  The Company is not obligated to pay out any cash dividends on the Series A and Series B Preferred until the first to occur of (i) the date on which the liquidation value of the Series A  and Series B Preferred (plus all accrued and unpaid dividends thereon) is paid to the holder thereof in connection with the liquidation of the Company or the redemption of such stock by the Company, (ii) the date on which the Series A and Series B Preferred is converted into shares of Common Stock or (iii) the date on which such stock is otherwise acquired by the Company.  In conjunction with the departure of two former executives, pursuant to a Termination and Purchase Agreement executed by Holdings, the Company has declared two dividends to be paid on the Preferred to Holdings in the amounts of $665,000 and $110,000, respectively.  The notes evidencing the dividends are payable over eighteen months beginning November 30, 2001 and February 28, 2002, respectively.  In connection with the dividend payments, the Company was released from its obligations pursuant to the executive’s employment agreements.

Effective March 31, 2001, the redemption feature of the Series A Preferred was waived pursuant to an agreement between the Company and Holdings, which ceased the accretion of Series A Preferred to its highest redemption value at the end of each reporting period, and the Company is no longer obligated to redeem, for cash, the outstanding shares of Series A Preferred at the option of the Series A Preferred holders.  This allowed the Company to move the classification of the Series A Preferred from Mandatorily Redeemable Preferred Stock to Stockholder’s Equity.  The Series A Preferred and Series B Preferred have been recorded on the Balance Sheet of the Company at the redemption value locked in at March 31, 2001.

In connection with the Preferred issuances to Holdings, as of December 31, 2001, the Company has reserved 18,479,890 common shares for possible conversions of the Series A and Series B Preferred plus accrued dividends by Holdings.

(b) The Company made no sales of unregistered securities during the fourth quarter of 2001.  The Company has sold $1,500,000 of Bridge Notes to Holdings in the fourth quarter in connection with the bridge financing, but the Company disclaims that such Bridge Notes are unregistered securities.

Item 6.  Selected Financial Data.

The following selected consolidated financial data are derived from the financial statements of the Company.  The historical results presented are not necessarily indicative of future results.  The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and CTN’s Consolidated Financial Statements and the related Notes.  All amounts for all periods presented have been restated to reflect the sale of Market Place Media in July 2001.

	2001	2000	1999	1998	Year ended October 31, 1997
Operating Revenues	$10,110,696	$16,809,549	$11,679,029	$8,509,878	$2,808,658

Income (loss) from continuing operations	(17,212,534)	(19,546,220)	(17,967,025)	(8,453,903)	(4,003,590)
Income (loss) from discontinued operations	3,782,893	(2,911,517)	286,992	—	—

Income (loss) from continuing operations per common share	(1.17)	0.65	(4.88)	(0.90)	(0.77)
Income (loss) from discontinued operations per common share	0.25	(0.11)	0.02	—	—

Total Assets	13,037,839	23,012,464	24,175,434	16,451,049	14,706,819

Long term obligations and redeemable preferred stock	6,500,000	38,306,052	65,888,820	356,267	94,719

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the Company’s financial statements, beginning on page F-1 and “Item 6: Selected Financial Data”, included elsewhere in this report.

Overview

The Company is a targeted multimedia company whose principal activities involve operating and marketing the Network.  The Company started operations in January 1991.

The majority of the Company’s revenue is derived from advertising displayed on the Network.  As of December 31, 2001, the Network was installed or contracted for installation in approximately 1,775 locations in colleges and universities throughout the United States.  Revenue also includes activity from Link Magazine and iD8, both of which ceased operations in fiscal 2001.

MPM was purchased on August 31, 1999 and sold on July 10, 2001.  Accordingly, the results of operations of MPM for the three years are consolidated with the Company’s results and are classified as discontinued operations.  Results for 1999 include operations from August 31, 1999 through December 31, 1999.  Results for 2001 include MPM operations from January 1, 2001 through July 10, 2001.

The Company’s sales are affected by the pattern of seasonality common to most school-related businesses.  Historically, the Company generates a significant portion of its sales during September through May and substantially less during the summer months when colleges and universities do not hold regular sessions.

Critical Accounting Policy Disclosures

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements in the accompanying audited financial statements.  On an ongoing basis, the Company evaluates its estimates including those related to bad debts, valuation of property and equipment, investments, income taxes, long-term service contracts, barter revenue transactions, and customer programs and incentives.  The Company has identified the policies below as critical to the business operations and the understanding of the results of operations.  The impact and any associated risks related to these policies on the business operations are discussed throughout Management’s Discussion and Analysis of financial condition and results of operations where such policies affect the Company’s reported and expected financial results.  Note that the preparation of the financial statements requires that management of the Company make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.  There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

Our revenue recognition policy is significant because our revenue is a key component of our results of operations.  In addition, our revenue recognition determines the timing of certain expenses such as commissions and licensing fees.  The Company recognizes revenues from advertising as the commercial spots air on the Company’s network.  Barter revenues are recognized only if fair value of the advertising given is determinable based on a history of similar transactions being recorded in the past in which cash was exchanged for the advertising.  If the fair value of the advertising cannot be determined, no revenue is recorded in exchange for the goods or services received from the customer.

Allowance for doubtful accounts

The Company manages its credit risk by performing credit evaluations for customers whom management questions their credit worthiness.  Management of the Company specifically analyzes accounts receivable and historical bad debts, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful debts.

Impairment of fixed assets

Much of the Company’s fixed assets are in service at college and university locations subject to wear and obsolescence.  The Company evaluates the impairment of its fixed assets by periodically performing a physical count of its assets at a location and considering remaining useful life of specific types of assets.  In assessing the recoverability of the Company’s fixed assets the Company must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets.

Results of Operations

The following table sets forth certain financial data derived from the Company’s statement of operations for the fiscal year ended December 31, 2001, December 31, 2000 and December 31, 1999.

	Fiscal 2001		Fiscal 2000		Fiscal 1999
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues	10,110,696	100	16,809,549	100	11,679,029	100
Operating Expenses	5,589,023	55	6,958,438	41	3,601,855	30
Publishing Expenses	419,981	4	3,143,218	18	3,645,068	31
Advertising Agency Expense	984,585	9	1,667,540	9	1,113,833	9
Selling, General, & Administrative Expenses	15,780,301	156	19,427,491	115	19,610,608	167
Depreciation & Amortization	3,851,687	38	4,082,352	24	1,611,578	13

Interest Expense net	870,515	9	1,076,730	6	63,112	—
Other Income/Expense	172,862	1	—	—	—	—
Net loss from continuing operations	(17,212,534)	170	(19,546,220)	116	(17,967,025)	153
Gain (Loss) from discontinued operations, net	(1,242,992)	12	(2,911,517)	17	286,992	2
Gain from disposition of discontinued operations	5,025,885	49	—	—	—	—
Net Loss	(13,429,641)	133	(22,457,737)	133	(17,680,033)	151

2001 VS. 2000

Revenue from continuing operations decreased to $10,110,696 for fiscal 2001 from $16,809,549 for fiscal 2000.  Network advertising revenue of $8,678,899 represented a 36% decrease from fiscal 2000.  A soft advertising market and a transition in the Company’s sales force have contributed to this decrease.  The Company’s fees and commission revenue through iD8 of $1,286,591 represented a 25% decrease from fiscal 2000.  This overall decrease is attributable to ceasing operations of the agency as of July 31, 2001.  Publishing revenue consisted of $145,206 for one issue of Link published for fiscal 2001 as compared to $1,563,677 for fiscal 2000.  The Company hopes to increase Network sales during the year ending December 31, 2002 by continuing to expand its advertiser base and sell-out levels and by further increasing the fee charged for its advertising spots.  Although the Company has agreements with national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising time from the Company, or that future significant advertising revenues will ever be generated.  A failure to significantly increase advertising revenues could have a material impact on the operations of the Company.

Operating expenses for continuing operations, including publishing and advertising agency expenses, were $6,993,589 for fiscal 2001 as compared to $11,769,196 for fiscal 2000.  Overall operating expenses at the Company decreased 41% from fiscal 2000.  The decrease is attributable to the cessation of operations of Link, Wetair.com, and iD8.

Selling, general and administrative expenses for continuing operations decreased to $15,780,301 for fiscal 2001 as compared to $19,427,491 for fiscal 2000.  This decrease is primarily attributable to minimizing expense in various advertising sales categories such as outside advertising, market research, promotions and variable costs directly related to revenue.  Due to the scale-back of new installations, considerable expenses in the affiliate department were reduced.  There were also significant reductions in recruiting fees, bad debt expense and stock option compensation.  The remaining decrease is due to the reduction of selling, general or administrative expenses at Wetair.com.

Depreciation and amortization expense from continuing operations totaled $3,851,687 for fiscal 2001 as compared to $4,082,352 for fiscal 2000.  The minor decrease is attributable to the suspension of installing new Systems in school locations.

The Company recorded net interest expense from continuing operations of $870,515 for fiscal 2001 as compared to $1,076,730 for fiscal 2000.  The decrease in interest expense relates to the lower level of debt due to the paydown of the Company’s credit facilities in conjunction with the sale of MPM.

The Company incurred a net loss from continuing operations of $17,212,534 in fiscal 2001 as compared to a net loss of $19,546,220 in fiscal 2000.

The Company incurred a net loss from discontinued operations of $1,242,992 for the year-to-date through July 10, 2001.  These amounts reflect the results of MPM reported on a stand-alone basis through the disposition date of July 10, 2001.  These amounts are comparable to a net loss of $2,911,517 for last year’s comparable year-to-date activity for MPM.  The Company recognized a gain from the sale of MPM of $5,025,885 for the current fiscal year.

2000 VS. 1999

Revenue from continuing operations increased to $16,809,549 for fiscal 2000 from $11,679,029 for fiscal 1999.  Network advertising revenue of $13,490,000 represented a 65% increase from fiscal 1999.  Rate increases and increased sellout percentage from 48% to 55% contributed to this increase. The Network’s advertiser base increased from 30 advertisers in fiscal 1999 to 43 advertisers in fiscal 2000.  Magazine publishing revenue of $1,563,677 related to Link represented a 39% decrease from fiscal 1999.  This decrease was primarily attributable to publishing one less issue than in the prior year coupled with a decline in barter revenue.  CTN’s fee and commission revenue through iD8 of $1,725,375 represented an 81% increase from fiscal 1999.  This increase is primarily due to two new large customers in fiscal 2000. Wetair.com, which launched its site in September 2000, reported nominal revenue of $30,000 for the year.

Operating expenses for continuing operations, including publishing and advertising agency expense, increased to $11,769,196 for fiscal 2000 as compared to $8,360,756  for fiscal 1999.  Of this increase, original programming expense increased $1,206,430, primarily due to the Politically Incorrect tour to college campuses, sponsorship of the Gravity Games, and election coverage.  Publishing expenses at CTN decreased to $3,143,218 for fiscal 2000 as compared to $3,025,686 for fiscal 1999.  The primary reason for the decrease was the decision to publish one less issue of Link during fiscal 2000.  The operating expenses incurred by CTN’s advertising agency increased to $1,667,540 for fiscal 2000 as compared to $1,113,833 for fiscal 1999.  The increase in expenses for fiscal 2000 is primarily attributable to the direct costs associated with the increase in agency revenue, coupled with an increase in personnel required to service the needs of the Network and additional accounts generated during 2000.  Operational expenses for 2000 at Wetair.com were $975,903 in connection with the September 2000 launch of the site.

Selling, general and administrative expenses for continuing operations remained relatively consistent from $19,427,491 for fiscal 2000 as compared to $19,610,608 for fiscal 1999.

Depreciation and amortization expense from continuing operations totaled $4,082,352 for fiscal 2000 compared to $1,611,578  for fiscal 1999. This increase is primarily attributable to the rapid addition of Systems in school locations.  Depreciation and amortization also includes a charge of $276,000 in 2000 due to the write-off of the remaining intangibles associated with Link. Depreciation and amortization associated with Wetair.com was approximately $1,000,000 for the year.  Such amount primarily related to the depreciation of the website development costs.

The Company recorded net interest expense from continuing operations of $1,076,730 for fiscal 2000 compared to $63,112 in fiscal 1999.  The increase in interest expense relates to the higher level of debt incurred in fiscal 2000 utilized for the rapid increase of the Network and working capital purposes.

The Company incurred a net loss from continuing operations of $19,546,220 in fiscal 2000 compared to a net loss of $17,967,025 in fiscal 1999.

The Company incurred a net loss from discontinued operations of $2,911,517 in fiscal 2000 as compared to a net gain of $286,992 in fiscal 1999.  These amounts reflect the results of MPM reported on a stand-alone basis.

In fiscal 2000, the Company recorded adjustments to net loss available to common stockholders associated with the Beneficial Conversion Feature on the Series A Preferred issued during the year aggregating $1,402,000. In connection with the Series A Preferred issuances, at December 31, 2000, the Company had 8,381,541 common shares reserved for possible conversions.  The Company recorded adjustments (negative accretion) through Stockholders’ Equity of approximately $30,582,768 to accrete these securities to their highest redemption values as of December 31, 2000.  This is the full amount the Preferred would be redeemable for as of December 31, 2000, based upon a dividend accrual of 12% annually and the Company’s closing stock price of $5.25 as of such date.  The negative accretion is a result of a decline in the Company’s stock price from $10.00 at December 31, 1999 to $5.25 at December 31, 2000.  Since the redemption value is the greater of the original cost plus accrued dividends or the market value of the underlying common stock at the time of redemption, as the Company’s stock price changes, the redemption value and this accretion amount will change; however, the redemption value will never be less than original cost plus accrued dividends.  Although the Company was required to accrete the full redemption value as of December 31, 2000, the Series A Preferred is not redeemable until July 23, 2006.  As of March 31, 2001, the redemption feature was waived which stops the accretion of the Series A Preferred to its highest redemption value, although the initial adjustment for the beneficial conversion feature remains.

Financial Condition and Liquidity

At December 31, 2001, the Company had working capital of $553,196 as compared to a working deficit of $(7,527,092) as of December 31, 2000. The Company’s cash totaled $145,462 as compared to $2,806,919 as of December 31, 2000.  The Company has no cash equivalents.

Cash used in operations was $11,042,436 in fiscal 2001 as compared to $16,056,872 in fiscal 2000 and $10,370,471 in fiscal 1999. Net cash used in operations for 2001 resulted primarily from the net loss of $17,212,534, offset by non-cash charges of approximately $6,000,000, including depreciation and amortization of $3,851,683, and loss on investment of $1,800,000.  Net cash used in operations for 2000 resulted primarily from the net loss of $19,546,220 increased by changes in working capital which resulted in approximately $2,000,000 use of cash, offset by non-cash charges of approximately $5,500,000 including depreciation and amortization of $4,100,000, and $800,000 from compensation expense relating to equity awards.  The major components of such working capital changes were an increase in accounts receivable of $1,800,000 and a decrease in accrued expenses and other liabilities of

$300,000.  Net cash used in operations for 1999 resulted primarily from the net loss of $17,900,000, offset by non-cash charges of $7,600,000, including depreciation and amortization of $1,600,000, $4,800,000 from compensation expenses relating to equity awards, and changes in working capital providing $1,200,000 of cash.  The major components of such working capital changes were $1,300,000 increase in accounts receivable, $1,700,000 increase accounts payable and $900,000 increase in accrued expenses and liabilities.

Cash received from investing activities was $26,535,993 in fiscal 2001 compared to cash used in investing activities of $6,119,315 in fiscal 2000 and $7,200,595 in 1999. The increase is primarily attributable to the sale of MPM for net proceeds of approximately $27,700,000 in July of 2001. During 2000 and 1999, the Company invested approximately $6,100,000 and $5,700,000 respectively in purchases of property and equipment, primarily associated with new installations at colleges and the build-out of the Wetair.com site.  In addition, in 1999 the Company invested $1,500,000 in Omnipod, Inc., for a strategic partnership, which has subsequently been written off.  Since the Network has successfully contracted for locations in 97 of the top 100 DMAs, the Company anticipates minimal capital expenditures in fiscal 2002 in connection with new school installations.

Cash used in financing activities was $18,647,632 in fiscal 2001 as compared to cash provided by financing activities of $13,370,564 and $32,947,276 in fiscal 2000 and fiscal 1999 respectively.  The cash used in financing activities for 2001 was used to repay the MPM and Company credit facilities in the amount of $27,170,687, offset by additional borrowings of $4,800,000 on the Company’s credit facilities and net proceeds from the issuance of Preferred stock to Holdings of $3,739,798.  The proceeds from two credit facilities of approximately $9,200,000 and net proceeds from the issuance of Preferred stock to Holdings of $2,724,984 account for a majority of the financing in 2000. Additional proceeds of $1,445,000 were derived from the exercise of warrants and stock options.  A majority of the cash provided by financing activities during 1999 consisted of the issuance of approximately $28,700,000 in preferred stock and the proceeds from two credit facilities of approximately $2,800,000.

At December 31, 2001, the Company had a total of $5,000,000 of indebtedness outstanding under its bank credit facility.  The bank credit facility is secured by a first lien on all the assets of the Company and bears an average interest rate of 9% for fiscal 2001.  As of such date, the Company was not in compliance with all of the financial covenants required under this credit facility.  The financial institution has granted the Company waivers for the Company’s current defaults related to these financial covenants.  The entire amount outstanding on the credit facility is due on January 31, 2003.  The Company believes it is possible that certain requirements contained in its loan covenants may not be met during fiscal 2002.  If the Company fails to meet a covenant under the bank loan, the financial institution has the right to declare the loan due upon demand, although such financial institution may waive such covenant defaults, as it has done in the past.

In connection with the $5 million of indebtedness due at January 31, 2003, the Company is currently in discussion with financial institutions regarding new credit facilities and exploring other capital-raising alternatives.  The Company can not be certain that any of the alternatives will be consummated or that if consummated, that the terms will be favorable.

In order to obtain financing to meet its short-term working capital needs, on November 26, 2001, the Company and Holdings entered into a Subordinated Bridge Note Purchase Agreement  (the “Purchase Agreement”) whereby Holdings agreed to purchase up to an aggregate of $3.0 million (“Bridge Indebtedness”) of subordinated bridge notes (with an initial purchase at closing of $1.5 million) and the Company agreed to grant to Holdings a junior lien on the assets of the Company as security for the obligations of the Company under the Purchase Agreement.  As of March 6, 2002, the facility was fully drawn.  Pursuant to an amendment to the bridge facility dated March 19, 2002, the Company sold Holdings an additional $320,000 in subordinated Bridge Notes.

The Bridge Indebtedness accrues interest at a rate of 12% per year on the unpaid principal amount of the Bridge Indebtedness outstanding on a daily basis.  All principal and accrued interest is due and payable by the Company on the earlier to occur of 90 days following the scheduled maturity of the indebtedness owed pursuant to the bank credit facility or the discharge of the indebtedness owed by the Company pursuant to the bank credit facility (the “Maturity Date”).  However, since the Bridge Indebtedness was not converted into equity or repaid on or before February 26, 2002, the interest rate increased to 18% on all Bridge Indebtedness and all accrued but unpaid interest.

In the event of the sale by the Company to independent third parties of additional equity or incurrence of subordinated debt, upon the election by a majority of the holders of the Bridge Indebtedness, the holders of the Bridge Indebtedness may convert all or any portion of the principal amount of the Bridge Indebtedness outstanding at the time (including all accrued but unpaid interest) into the same securities offered in the financing at the same price at which the securities will be sold.

The Company’s obligations under the Purchase Agreement are secured by security interests and liens, which are subordinate to the security interests and liens granted by the Company to LaSalle Bank pursuant to the bank credit facility.

Disclosures about Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning obligations and commitments to make future payments under such contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. As an aid to presenting the total picture of the Company’s liquidity and capital resources and the integral role of on- and off-balance sheet arrangements, below is a schedule of contractual obligations and commercial commitments as of the latest balance sheet date.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long Term Debt	6,500,000	—	6,500,000	—	—
Other Long-Term Obligations	10,159,177	5,145,346	3,303,447	1,121,708	588,676
Total Contractual Cash Obligations	16,659,177	5,145,346	9,803,447	1,121,708	588,676

Other long-term obligations are comprised of committments under employment agreements and other commercial contracts discussed in Note 11 of the accompanying audited financial statements.

Accounting Pronouncements

Recently Issued Accounting Standards.  In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and other Intangibles”.  Under these new standards the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. For the Company, the standards become effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002.

In June of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets.  Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made.  The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets’ useful life.  Any subsequent changes to the fair value of the liability due to the passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense.  The Company will be required to adopt this statement no later then January 1, 2003.

In October of 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001.  This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale.  Impairment on Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, “Goodwill and Other Intangible Assets.”  According to SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations.  The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Unusual and Infrequently Occurring Events and Transactions”, for the disposal of segments of a business.  The Company will be required to adopt this statement effective as of January 1, 2002.

The Company is currently assessing the impact of implementing these recently issued statements on its results of operations, financial position and cash flows.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates related to variable-rate debt outstanding under the $5,000,000 loan from a financial institution and the fixed rate debt of $1,500,000 from a shareholder.  This risk arises in the normal course of business rather than from trading.  At December 31, 2001, the Company had $5.0 million in long-term debt subject to variable rates of interest and $1.5 million subject to an 18% fixed interest rate and therefore views its market risk as immaterial.  In addition, the Bridge Indebtedness bears interest at a fixed rate and as such the market risk is immaterial.

Item 8.          Financial Statements.

See the financial statements and notes related thereto, beginning on page F-1, included elsewhere in this report.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No events occurred during the period covered by this Report that would require a response to this Item.

PART III

Item 10.        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item 10 is incorporated by reference from the information contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or about April 10, 2002 (the “2002 Proxy Statement”) under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership.”

Item 11.        Executive Compensation.

The information required by this Item 11 is incorporated by reference from the information contained in the 2002 Proxy Statement under the caption “Executive Compensation.”

Item 12.        Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item 12 is incorporated by reference from the information contained in the 2002 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.        Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference from the information contained in the 2002 Proxy Statement under the caption “Related Party Transactions.”

PART IV

Item 14.        Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)(1) List of Financial Statements:

See index on page F-1 herein.

(a)(2) List of Schedules:

All schedules to the consolidated financial statements are omitted because they are not applicable, not required, or the information required is included in the financial statements or notes thereto.

(a)(3) Exhibits:

The Exhibits that are filed with this report or that are incorporated by reference herein are set forth in the Exhibit Index included elsewhere in this Report.

(b) Reports on Form 8-K:

A report on Form 8-K disclosing the resignation of Mr. Jason Elkin as the Chairman of the Board and Chief Executive Officer was filed on November 6, 2001.

A report on Form 8-K disclosing the bridge loan facility between the Company and Holdings was filed on December 21, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTN MEDIA GROUP, INC.

	By:	/s/ Patrick Doran
Patrick Doran
Chief Financial Officer
Date: April 1, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick G. Doran	Chief Financial Officer and Secretary	April 1, 2002
Patrick G. Doran	(Principal Financial and Accounting Officer)

/s/ Thomas A. Rocco	Director, President (Principal Executive	April 1, 2002
Thomas A. Rocco	Officer)

/s/ Jason Elkin	Director	April 1, 2002
Jason Elkin

/s/ Daniel M. Gill	Director	April 1, 2002
Daniel M. Gill

/s/ Steven Haft	Director	April 1, 2002
Steven Haft

/s/ Robert Callahan	Director	April 1, 2002
Robert Callahan

/s/ C. Thomas McMillen	Director	April 1, 2002
C. Thomas McMillen

/s/ Hollis W. Rademacher	Director	April 1, 2002
Hollis W. Rademacher

/s/ Stephen Roberts	Director	April 1, 2002
Stephen Roberts

/s/ Avy H. Stein	Director	April 1, 2002
Avy H. Stein

/s/ James W. Wood	Director	April 1, 2002
James W. Wood

/s/ Christopher Boehm	Director	April 1, 2002
Christopher Boehm

/s/ Sergio Zyman	Director	April 1, 2002
Sergio Zyman

CTN MEDIA GROUP, INC.

Consolidated Financial Statements

December 31, 2001, 2000 and 1999

Report of Independent Accountants

To the Board of Directors and Stockholders of

CTN Media Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of CTN Media Group, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from inception, has negative operating cash flows, and has relied upon borrowings and the issuance of equity to supplement cash flow from operations.  Such options may not be available to the Company in the future.  These circumstances raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PricewaterhouseCoopers LLP

Atlanta, Georgia

April 1, 2002

CTN Media Group, Inc.

Consolidated Balance Sheets

	December 31,
	2001	2000
Assets
Current assets
Cash and cash equivalents	$145,462	$2,806,919
Accounts receivable, net of allowances of $50,650 and $575,455	2,132,926	5,374,456
Prepaid expenses	146,043	281,794
Other current assets	147,364	31,431
Total current assets	2,571,795	8,494,600

Investments	41,667	1,500,000
Property and equipment, net	9,916,157	12,497,308
Other assets	508,220	520,556
Net assets of discontinued operations	—	7,550,565

Total assets	13,037,839	30,563,029

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$951,950	2,283,110
Accrued expenses	623,314	1,738,582
Dividends payable	443,335	—
Current portion of long-term debt	—	12,000,000
Total current liabilities	2,018,599	16,021,692

Long-term dividend payable	147,776
Debt, less current portion	6,500,000	—
Total liabilities	8,666,375	16,021,692

Mandatorily redeemable preferred stock	—	38,306,052
Stockholders’ equity
Common stock — $.005 par value, 50,000,000 shares authorized, 15,086,547 and 15,059,114 shares issued and outstanding, respectively	75,435	75,296
Preferred stock — $.001 par; authorized 2,776,666 shares;
Issued and outstanding 2,443,330 and 2,176,664 shares respectively	42,533,874	—
Additional paid in capital	40,684,407	41,780,424
Unearned compensation	(44,211)	(172,035)
Accumulated deficit	(78,878,041)	(65,448,400)
Total stockholders’ equity (deficit)	4,371,464	(23,764,715)
Total liabilities, mandatorily redeemable preferred stock, and stockholders’ equity (deficit)	$13,037,839	$30,563,029

CTN Media Group, Inc.

Consolidated Statements of Operations

	December 31,
	2001	2000	1999
Revenues	$10,110,696	$16,809,549	$11,679,029

Expenses
Operating	6,993,589	11,769,196	8,360,756
Selling, general and administrative	15,780,301	19,427,491	19,610,608
Depreciation and amortization	3,851,687	4,082,352	1,611,578
Total expenses	26,625,577	35,279,039	29,582,942

Interest income	57,014	207,192	173,339

Interest expense	(927,529)	(1,283,922)	(236,451)

Other income expense	172,862	—	—

Loss from continuing operations	(17,212,534)	(19,546,220)	(17,967,025)

Gain (loss) from discontinued operations, net	(1,242,992)	(2,911,517)	286,992

Gain from disposition of discontinued operations	5,025,885	—	—
Net loss	(13,429,641)	(22,457,737)	(17,680,033)

Dividends and accretion on mandatorily redeemable preferred stock	(488,024)	30,582,768	(36,918,801)

Amortization of beneficial conversion features on mandatorily redeemable preferred stock	—	(1,402,000)	(15,180,454)

Net income (loss) available to common stockholders	(13,917,665)	6,723,031	(69,779,288)

Net income (loss) per share:
Basic net income (loss) per common share from continuing operations	(1.17)	0.65	(4.88)

Discontinued operations	0.25	(0.20)	0.02

Basic net income (loss) per common share	(0.92)	0.45	(4.86)

Diluted net loss per common share from continuing operations	(1.17)	0.37	(4.88)

Discontinued operations	0.25	(0.11)	0.02

Diluted net loss per common share	(0.92)	0.26	(4.86)

Weighted average number of common shares outstanding:
Basic	15,084,336	14,895,571	14,368,283

Potential dilutive	—	10,922,629	—

Diluted	15,084,336	25,818,200	14,368,283

CTN Media Group, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation
	Shares	Amount	Shares	Amount			Accumulated Deficit	Total
Balance, December 31, 1998			$14,298,913	$71,494	$40,051,531	$—	$(25,310,629)	$14,812,396
Exercise of stock options			7,667	38	16,789			16,827
Exercise of warrants			305,630	1,529	1,427,061			1,428,590
Equity awards issued for future services					3,558,682	(3,558,682)		—
Compensation expense arising from equity awards						2,012,949		2,012,949
Compensation expense from employee termination					2,759,397			2,759,397
Dividends and accretion on mandatorily redeemable preferred stock					(36,391,801)			(36,391,801)
Allocation of proceeds from issuance of Class D warrant					557,000			557,000
Cancellation of Class D warrant					(557,000)			(557,000)
Loss on redemption of convertible preferred					(526,500)			(526,500)
Adjustment to beneficial conversion feature, redemption of convertible preferred					(268,660)			(268,660
Allocation of proceeds to beneficial conversion features					15,180,454			15,180,454
Amortization of beneficial conversion features					(15,180,454)			(15,180,454)
Net loss							(17,680,034)	(17,680,034)
Balance, December 31, 1999			14,612,210	73,061	10,626,499	(1,545,733)	(42,990,663)	(33,836,836)
Exercise of stock options			312,509	1,563	699,703			701,266
Exercise of warrants			134,395	672	743,626			744,298
Equity awards issued for future services, net of revaluation of earlier awards.					(597,172)	597,172
Compensation expense arising from equity awards.						776,526		776,526
Dividends and negative accretion on mandatorily redeemable preferred stock					30,582,768			30,582,768
Repurchase of vested management units at fair market value					(275,000)			(275,000)
Allocation of proceeds to beneficial conversion features					1,402,000			1,402,000
Amortization of beneficial conversion features					(1,402,000)			(1,402,000)
Net loss							(22,457,737)	(22,457,737)
Balance, December 31, 2000			15,059,114	75,296	41,780,424	(172,035)	(65,448,400)	(23,764,715)
Reclass of preferred stock to equity (See Note 8)	2,176,664	38,306,052						38,306,052
Exercise of stock options			27,433	139	57,007			57,146
Dividends declared					(665,000)			(665,000)
Compensation expense arising from equity awards						127,824		127,824
Accretion on mandatorily redeemable preferred stock		488,024			(488,024)
Sale of preferred stock, net of issuance costs	266,666	3,739,798						3,739,798
Net loss							(13,429,641)	(13,429,641)
Balance, December 31, 2001	2,443,330	42,533,874	15,086,547	75,435	$40,684,407	$(44,211)	$(78,878,041)	$4,371,464

CTN Media Group, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities
Net loss from continuing operations	$(17,212,534)	$(19,546,220)	$(17,967,025)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,851,683	4,082,334	1,611,578
Amortization of debt issue costs	135,275	90,760	—
Non-cash compensation expense arising from equity awards	127,824	776,526	4,772,346
Loss on disposition of fixed assets	143,896	273,580	—
Impairment charge	1,800,000	275,696	—
Barter revenue	(41,667)	—	—
Changes in operating assets and liabilities, net of the effects of acquisitions
Accounts receivable	2,776,530	(1,778,513)	(1,339,252)
Prepaid expenses	135,751	(64,676)	109,390
Other assets	(257,766)	178,430	(285,336)
Accounts payable	(1,331,160)	23,973	1,758,616
Accrued expenses	(1,170,268)	(320,307)	920,757
Deferred revenue	—	(48,455)	48,455
Net cash used in operating activities	(11,042,436)	(16,056,872)	(10,370,471)

Cash flows from investing activities
Purchases of property and equipment	(1,175,534)	(6,119,315)	(5,700,595)
Cash paid for investment	—	—	(1,500,000)
Net proceeds from sale of discontinued operation	27,711,527	—	—
Net cash provided by (used in) investing activities	26,535,993	(6,119,315)	(7,200,595)

Cash flows from financing activities
Dividends paid	(73,889)	—	—
Repurchase of vested management units	—	(275,000)	—
Payments on term loans	(16,870,687)	—	—
Net proceeds from CTN loan and bridge indebtedness	4,800,000	9,200,000	2,800,000
Payments on revolving credit facility	(10,300,000)	—	—
Proceeds from exercise of warrants and stock options	57,146	1,445,564	1,445,417
Net proceeds from issuance of preferred stock	3,739,798	3,000,000	28,701,859
Net cash provided by (used in) financing activities	(18,647,632)	13,370,564	32,947,276
Net cash provided by (used in) continuing operations	(3,154,075)	(8,805,623)	15,376,210
Net cash provided by (used in) discontinued operations	492,618	4,580,950	(14,756,041)
Net increase (decrease) in cash and cash equivalents	(2,661,457)	(4,224,673)	620,169
Cash and cash equivalents, beginning of period	2,806,919	7,031,592	6,411,423
Cash and cash equivalents, end of period	$145,462	$2,806,919	$7,031,592

CTN MEDIA GROUP, INC. Notes to Consolidated Financial Statements

1.                                      Description of the Business

CTN Media Group, Inc. and its subsidiary (the “Company”) is a targeted media company specializing in reaching young adults.  As of December 31, 2001, the Company operated properties in network television and online media.

Prior to the year ended December 31, 2001, the Company operated as two reportable segments: CTN and MPM.  CTN sold Armed Forces Communications, Inc. doing business as Market Place Media (“MPM”) on July 10, 2001.  MPM’s separate results are reported in Note (4) Discontinued Operations.  CTN includes the operations of the College Television Network (the “Network”), Link Magazine, iD8 Marketing (“iD8”) and Wetair.com.

The Network is a satellite television network that operates on college and university campuses across the United States.  Its single-channel television system is placed free of charge in campus dining facilities and student unions.  The Network’s broadcasts contain music, news, information and entertainment programming.  As of December 31, 2001, the Network was installed or contracted for installation in approximately 1,775 locations at approximately 785 colleges and universities.  The Network generates revenue through the advertising placed on it.

Link Magazine was a publication distributed to over 650 college campuses.  As of April 2001, the Company had elected not to publish new issues of Link Magazine for an unspecified period of time.  iD8 was a marketing agency providing creative services and placing media purchases for its clients.  iD8 ceased operations on July 31, 2001.  Wetair.com is an Internet site for young adults offering entertainment information; however, Wetair.com has been integrated into collegetelevision.com.

The Company maintains a headquarters office in Atlanta, GA and satellite offices in New York, Chicago and Los Angeles.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred significant losses from operations since its inception.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters include continued sales of its advertising inventory as well as seeking additional financing arrangements.  Although, management continues to pursue these plans, there is no assurance that the Company will be successful in generating sufficient advertising revenues from its Network or obtain financing on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has incurred losses from inception, has negative operating cash flows, and has relied upon borrowings and the issuance of equity to supplement cash flow from operations.  Such options may not be available to the Company in the future.  These circumstances raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.                        Significant Accounting Policies

Revenue recognition

Advertising revenues for the Network are recognized in the period in which the advertisements air.  Advertising revenues for Link are recognized in the period in which the publication is distributed.  Revenues for iD8 are recognized at the time in which services are provided.  The Network presents its advertising revenue gross of agency commissions, which are approximately 15% and are included in operating expenses.  Such Network revenue aggregated approximately $8,678,899, $13,490,497 and $8,147,788 for the years ended December 31, 2001, 2000 and 1999, respectively.

Advertising barter revenue is recognized only if the fair value of the advertising given is determinable based on past transactions involving similar advertising exchanged for cash. A past cash transaction can only support the recognition of revenue on advertising barter transactions up to the dollar amount of the specific cash transaction and that cash transaction can only be used once to value barter advertising.  If the fair value of the advertising surrendered in the barter transaction is not determinable, the barter transaction is recorded based on the carrying amount of the advertising surrendered, which is zero.  The Company recognized barter revenue of $116,667, $100,000 and $438,000 for the years ended December 31, 2001, 2000 and 1999, respectively.  At December 31, 2001, there are no amounts deferred or accrued on the balance sheet related to barter transactions for which performance has not yet occurred.

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

Impairment of long-lived assets

The Company determines whether there has been an impairment of long-lived assets based on whether certain indicators of impairment are present.  In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recovery would be performed.  If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to fair value or discounted cash flow value is required.

Comprehensive income

Comprehensive income equals net income plus other comprehensive income.  Other comprehensive income refers to revenue, expenses, gains and losses, which are reflected in stockholders’ equity but excluded from net income.  For all periods presented, comprehensive income equals net loss, dividends and accretion of preferred stock and amortization of beneficial conversion features.

Stock based compensation

The Company accounts for stock option grants and grants of other equity instruments to employees in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” and the related interpretations, and has elected the disclosure option of Statement of Financial Accounting Standards (“FAS”) No. 123 “Accounting for Stock Based Compensation.”  Accordingly, compensation cost for employee stock options and grants of other equity instruments is measured as the excess, if any, of the estimated market price of the underlying equity instrument over the amount the employee must pay to acquire the instrument.

Equity based compensation to non-employees is accounted for under the provisions of FAS 123.  Equity based compensation to non-employees is measured at the fair value of the underlying instrument when the equity instrument is earned.

Principles of consolidation

The consolidated financial statements include the accounts of the wholly owned subsidiary of the Company, Wetair.com.  Accordingly, the Company has recorded all of the net operating losses of Wetair.com for the years ended December 31, 2001, 2000 and December 31, 1999.  The Company has subsequently merged Wetair.com into CTN in January 2002.

New accounting pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141.  “Business Combinations” and No. 142 “Goodwill and Other Intangibles”.  Under these new standards the FASB eliminated accounting for certain mergers and acquisitions as poolings of interest, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill.  For calendar-year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001.  Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002.

In June of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets.  Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made.  The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets’ useful life.  Any subsequent changes to the fair value of the liability due to the passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense.  The Company will be required to adopt this statement no later then January 1, 2003.

In October of 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001.  This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale.  Impairment on Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, “Goodwill and Other Intangible Assets.”  According to SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations.  The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Unusual and Infrequently Occurring Events and Transactions”, for the disposal of segments of a business.  The Company will be required to adopt this statement effective as of January 1, 2002.

The Company is currently assessing the impact of implementing these recently issued statements on its results of operations, financial position and cash flows.

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

3.                        Liquidity

During the years ended December 31, 2001, 2000 and 1999, the Company has incurred operating losses of approximately $13,430,000, $22,458,000 and $17,680,000.  In addition, the Company’s debt agreement matures on January 31, 2003.  Further, as discussed in Note 6, the Company has violated certain debt covenants associated with the Revolver Loan during 2001 for which a waiver has been received.  The Company believes it is possible that certain requirements contained in its loan covenants may not be met during fiscal 2002.

The Company has had many discussions with U-C Holdings, LLC (“Holdings”) about future financing needs.  There is no assurance Holdings will provide future funds.  The Company is pursuing other alternatives to generate capital, in addition to any continued investment of Holdings and is currently pursuing various alternatives.  The Company cannot be certain other alternatives will be consummated.

4.                        Discontinued Operations

On July 10, 2001, the Company sold all of the outstanding shares of common stock, no par value, of MPM to MPM Holding, Inc., a Delaware Corporation f/k/a MPM Acquisition, Inc., for approximately $28.0 million in cash, subject to certain adjustments to the purchase price, including a working capital adjustment based on MPM’s estimated balance sheet as of the closing date.  At the closing, the Company received, after adjustments, approximately $27.7 million in cash in exchange for its ownership of all common stock of MPM.  The Company paid a final working capital adjustment of approximately $151,000 in conjunction with the sale of MPM in January 2002.  Accordingly,  the results of that business have been reflected as Discontinued Operations in these notes and the accompanying consolidated financial statements.

Approximately $16.9 million of the proceeds from the sale of MPM were used to repay the Term Loan and the Revolver Loan of MPM ("MPM loans").  Additionally, the Company used approximately $10.3 million of the proceeds to reduce the indebtedness under the CTN Loan.  The remainder of the proceeds received by the Company were used for other corporate purposes, including the payment of expenses incurred in connection with the sale of MPM.

The gain on sale of discontinued operations is calculated as follows:

In millions
Net proceeds	$27.7

Payment on MPM loans	(16.9)
Net assets of MPM, less MPM loans	(6.1)
Other	0.3
Gain on sale of discontinued operations	$5.0

The operating results with respect to discontinued operations are as follows:

Net Sales and Loss From Discontinued Operations through date of Disposition

	As of July 10, 2001	Twelve Months Ended December 31, 2000
Net sales	$23,262,696	$52,088,209
Net loss from discontinued operation	(1,242,992)	(2,911,517)

Assets and Liabilities of Discontinued Operations as of date of Disposition

	July 10, 2001	December 31, 2000
Current assets	12,580,714	14,258,185
Property, plant and equipment net	1,341,903	1,557,029
Other assets	22,996,571	24,736,654
Current liabilities, including MPM loans	(30,849,807)	(33,001,303)
Net assets of discontinued operation	6,069,381	7,550,565

5.                        Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Life	December 31,
		2001	2000
Entertainment systems	5 years	$16,033,057	$15,335,068
Machinery and equipment	7 years	1,082,215	1,064,818
Capitalized website	3 years	1,423,236	1,403,891
Furniture and fixtures	7 years	508,799	536,928
Leasehold improvements	11 years	304,940	297,316
		19,352,247	18,638,021
Less: Accumulated depreciation		(9,436,090)	(6,140,713)
Total		$9,916,157	$12,497,308

Depreciation expense for the year ended December 31, 2001, 2000 and 1999, was approximately $3,612,789, $3,997,980 and $1,567,726, respectively.

6.                        Debt

As of August 10, 2001, the Company amended a revolving credit facility from a financial institution (the “CTN Loan”) to a borrowing capacity of up to $5.0 million.  The CTN Loan previously had a  $12.0 million credit limit of which $10.3 million was paid down as a permanent principal reduction to the credit limit on July 10, 2001 in conjunction with the sale of MPM (see Note (4)).  As of December 31, 2001, there was a $5.0 million outstanding balance on this facility.

The CTN Loan bears interest at either (i) the Base Rate which is equal to the greater of (a) the Federal Funds rate plus 0.5% or (b) the Prime Rate, plus 2.00% per year; or (ii) the Eurodollar Rate, plus 3.50% per year.  The determination of whether to use the Prime Rate or the Eurodollar Rate is at the option of the Company.  A commitment fee of 0.5% per year on the unused portion of the facility is required.  The CTN Loan is due and payable in full on January 31, 2003.  For the year ended December 31, 2001, 2000 and 1999, the weighted average interest rate on the CTN Loan was 9.01%, 9.45% and 9.17%, respectively.  The CTN Loan is guaranteed by a negative pledge of the outstanding shares of stock of the Company owned by Holdings.

This debt agreement contains financial covenants that, among other restrictions, require the maintenance of certain financial ratios and cash flows, restrict asset purchases, dividend payments or distributions and accelerate the maturities upon a change in control of the Company.

MPM had a term loan (the “Term Loan”) and a revolving credit facility (the “Revolver Loan”) from a separate financial institution and its affiliates.  In conjunction with the sale of MPM, both loans have been paid in full and retired.

In order to obtain financing to meet its short-term working capital needs, on November 26, 2001, CTN and Holdings entered into a Subordinated Bridge Note Purchase Agreement  (the “Purchase Agreement”) whereby Holdings agreed to purchase up to an aggregate of $3.0 million (“Bridge Indebtedness”) of subordinated bridge notes (with an initial purchase at closing of $1.5 million) and CTN agreed to grant to Holdings a junior lien on the assets of CTN as security for the obligations of CTN under the Purchase Agreement.  As of March 6, 2002, the facility was fully drawn.  Pursuant to an amendment to the Bridge facility dated March 19, 2002, the Company sold Holdings an additional $320,000 in subordinated Bridge Notes.

The Bridge Indebtedness accrues interest at a rate of 12% per year on the unpaid principal amount of the Bridge Indebtedness outstanding on a daily basis.  All principal and accrued interest is due and payable by CTN on the earlier to occur of 90 days following the scheduled maturity of the indebtedness owed pursuant to the CTN Loan or the discharge of the indebtedness owed by CTN pursuant to the CTN Loan (the “Maturity Date”).  However, since the Bridge Indebtedness was not converted into equity or repaid on or before February 26, 2002, the interest rate increased to 18% on all Bridge Indebtedness and all accrued but unpaid interest.

In the event of the sale by CTN to independent third parties of additional equity or incurrence of subordinated debt, upon the election by a majority of the holders of the Bridge Indebtedness, the holders of the Bridge Indebtedness may convert all or any portion of the principal amount of the Bridge Indebtedness outstanding at the time (including all accrued but unpaid interest) into the same securities offered in the financing at the same price at which the securities will be sold.

CTN’s obligations under the Purchase Agreement are secured by security interests and liens, which are subordinate to the security interests and liens granted by CTN to LaSalle Bank pursuant to the CTN Loan.

For each of the quarterly periods ended March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001, the Company was in violation of certain financial covenants associated with the CTN Loan for which a waiver has been received.  Additionally, the Company believes that certain requirements under the CTN Loan covenants may not be met during fiscal 2002.  If the Company fails to meet a covenant under the CTN Loan, the financial institution has the right to declare the loan due upon demand, although such financial institution may waive such covenant defaults, as it has done in the past.  The Company is currently in discussions with financial institutions regarding new credit facilities and exploring other capital-raising alternatives.  The Company can not be certain that any of the alternatives will be consummated.

7.                        Investments

On October 29, 1999, the Company purchased 4,147,886 Series A Preferred shares of Omnipod, Inc., f/k/a e-palette, Inc. (“Omnipod”) for an aggregate purchase price of $1,500,000.  On October 25, 2001, the Company converted a $300,000 receivable into additional preferred stock in Omnipod.  The investment was recorded on the balance sheet using the cost method, as the Company did not have significant influence over the operations of Omnipod.  Omnipod is the developer and owner of a proprietary Internet application.  Omnipod has experienced net operating losses since its inception and it does not currently have sufficient funds to sustain future operations.  Omnipod is attempting to raise additional funds, but we have no assurance that it will be able to do so.  Accordingly, the Company believes an other than temporary impairment of the value of the stock of Omnipod has occurred during 2001 and has accordingly written down the investment to zero.

8.                        Stockholders’ Equity and Preferred Stock

Preferred stock

At December 31, 2001, the Company’s preferred stock consists of Series A Convertible Preferred Stock (“Series A”) and Series B Convertible Preferred Stock (“Series B”) of which Holdings owns (i) all of the 2,176,664 outstanding Series A shares out of the 2,510,000 Series A shares that have been designated and (ii) all of the 266,666 outstanding Series B shares out of the 266,666 Series B shares that have been designated.

Effective March 31, 2001, the redemption feature of the Series A was waived pursuant to an agreement between the Company and Holdings, which ceased the accretion of Series A to its highest redemption value.  The Company is no longer obligated to redeem, for cash, the outstanding shares of Series A at the option of the Series A holders.  This allowed the Company to move the classification of the Series A from Mandatorily Redeemable Preferred Stock to Stockholders’ Equity.

On April 5, 2001, the Company issued 266,666 shares of Series B to Holdings for $15.00 per share, or an aggregate purchase price of $3,999,990.  The Series B accrues a cumulative dividend of 12% per annum, compounding on a quarterly basis.  The Series B is convertible into shares of common stock, as determined by multiplying the number of shares of Series B to be converted by the $15.00 per share purchase price and dividing the product by the conversion price of the Series B then in effect with respect to such shares.  On the date of issuance, the conversion price of the Series B was $2.50.  Each share of Series B has voting rights based upon the number of shares of common stock into which Series B is convertible.  At December 31, 2001, 1,599,996 shares of common stock were reserved for conversion of the Series B.  There are an additional 117,551 shares of common stock reserved for the conversion of dividends accrued with respect to the Series B through December 31, 2001.

The Company filed an Amended and Restated Certificate of Incorporation on May 9, 2001 that amends the terms of the Series A to, among other things, (i) eliminate the redemption rights of the holders of the Series A (such rights had previously been waived by Holdings in an agreement dated March 31, 2001), (ii) reduce the conversion price of the Series A from $4.50 to $2.50, and (iii) incorporate into the terms of the Series A the issuance of the Series B having rights and preferences senior to the Series A.  The remaining terms of Series A are unchanged and include the 12% cumulative accrual of dividends per year, compounding on a quarterly basis.  Each share of Series A has voting rights based upon the number of shares of common stock into which Series A is convertible.  Including the effect of the reduction in the conversion price of the Series A, at December 31, 2001, 13,059,981 shares of the Company’s common stock were reserved for conversion.  There are an additional 3,702,362 shares of common stock reserved for the conversion of dividends accrued with respect to the Series A through December 31, 2001.

Various tranches of Series A have been issued to Holdings during 1999 and 2000 at conversion prices that have been less than the fair market value of the common stock at the date of issuance.  A certain amount of the proceeds from each issuance of Series A have been allocated to these favorable conversion terms (the “beneficial conversion features”).  A beneficial conversion feature is calculated as the difference between the conversion price of the security and the market price of the common stock at the date of issuance.  Because these securities are immediately convertible into shares of common stock, the proceeds allocated to the beneficial conversion features have been amortized immediately through charges to Additional Paid-in Capital.  These charges of $0, $1,402,000 and $15,180,454 for the years ended December 31, 2001, 2000 and 1999, respectively, are included as adjustments to arrive at net income (loss) available to common shareholders.

Summarized in the table below are the various preferred stock issuances to Holdings during 1999, 2000 and 2001, commencing with the July 1999 offering of Convertible Preferred Stock (which was subsequently redesignated to Series A).

Issuance Date	# of Series A Shares Issued	# of Series B Shares Issued	# of Common Shares Convertible To	Gross Proceeds	Net Proceeds	Conversion Price	Market Value of Underlying Common Shares at Issuance Date	Beneficial Conversion Feature at Issuance Date
July 1999	309,998	—	1,859,988	$4,649,970	$4,649,970	$2.50	$4,918,630	$268,660
August 1999	1,000,000	—	5,999,999	15,000,000	14,213,664	2.50	22,083,331	7,083,331
October 1999	33,333	—	199,998	500,000	491,725	2.50	708,333	208,333
October 1999	153,334	—	920,003	2,300,000	2,263,000	2.50	3,034,722	734,722
November 1999	480,000	—	2,880,000	7,200,000	7,083,500	2.50	12,600,000	5,400,000
October 1999 redesignation of July 1999 issuances	—	—	—	—	—	2.50	6,135,379	1,485,408
	1,976,665	—	11,859,988		28,701,859			$15,180,454

July 2000	133,333	—	799,997	2,000,000	2,000,000	2.50	2,833,000	833,000
August 2000	66,666	—	399,996	1,000,000	1,000,000	2.50	1,569,000	569,000
	199,999	—	1,199,993		3,000,000			$1,402,000

April 2001	—	266,666	1,599,996	3,999,990	3,739,798	2.50	2,799,993	—
	—	266,666	1,599,996		3,739,798			—

In conjunction with an issuance of Convertible Preferred stock in July 1999, the Company issued a Class D Warrant entitling Holdings to purchase 135,686 shares of common stock with an exercise price of $6.854 per share.  Proceeds of $557,000 were allocated to the Class D Warrant.  These warrants have been cancelled.

In October 1999, and after the approval of the Board of Directors and a majority of the stockholders, the Company effectuated the modification and reclassification of the then outstanding mandatorily redeemable Convertible Preferred stock.  This modification and reclassification resulted in the cancellation of the Convertible Preferred shares and the issuance of Series A to the holders of the Convertible Preferred.  This redemption of the Convertible Preferred shares resulted in the elimination of the variable conversion price feature and fixed the conversion price at $4.50 per share, although this is still subject to anti-dilution rights.  The number of common shares in which the Series A is convertible, increased to 1,033,327 from 678,432 as a result of the change in the conversion price.  The carrying value of the Convertible Preferred was $4,783,219 and the fair value of the Series A, for which the Convertible Preferred was exchanged, was $6,135,379 on the October 18, 1999 redemption date.  Additionally, in connection with the modification and reclassification, the Company and Holdings entered into a Cancellation Agreement, effective August 31, 1999, whereby the Company cancelled, for no additional consideration, the Class D Warrant.  The reclassification and warrant cancellation was undertaken in order to have only one type of preferred stock outstanding, and to eliminate the reset provision of the Convertible Preferred.

The Company accounted for this redemption as of October 18, 1999 by removing the Convertible Preferred and Class D Warrant at their respective carrying values after consideration of accretion of the Convertible Preferred through the redemption date.  The beneficial conversion feature associated with the Initial Purchase Agreement was also removed from the equity accounts.  The Series A was initially recorded at fair value.  A loss on redemption of approximately $527,000 was recognized and is reflected as a charge to stockholders’ deficit for the period ended December 31, 1999.  This amount is included in dividends, accretion and redemption loss on mandatorily redeemable preferred stock in determining net loss available to common stockholders on the Company’s 1999 Consolidated Statement of Operations.

Equity protection rights

To avoid dilution upon the exercise of certain other warrants and options, Holdings retains certain equity protection rights that allow it to acquire additional shares of common stock at $2.75 and $3.25 per share. The equity protection rights become exercisable only upon the exercise of stock warrants and options held by third parties, as defined in the agreements.  At December 31, 2001, approximately 1,384,796 were exercisable at $2.75 per share and 692,398 were exercisable at $3.50 per share.  At December 31, 2001, potentially exercisable equity protection rights were 34,700 at $2.75 per share and 17,350 at $3.50 per share.

Stock purchase warrants

As of December 31, 2001, the Company had 924,832 warrants outstanding.  Each warrant gives the holder the right to purchase one share of common stock.  The warrants outstanding have an exercise price as follows:

152,100 warrants at $1.60	Expiring in September 2006
772,732 warrants at $2.75	Expiring in April 2004

9.                        Employee Benefit Plans and Stock Compensation

The 1990 Performance Equity Plan (the “1990 Stock Plan”) as amended provides for grants of stock options and other equity instruments to officers and employees.  The term of each option is determined by the Company’s Board of Directors (the “Board”) but shall not exceed ten years from the date of grant.  All options vest over a period to be determined by the Board at the date of grant.  The Company had originally authorized 142,833 shares for issuance under the 1990 Stock Plan.  As of December 31, 2001, the 1990 Stock Plan has expired; thus there are no remaining future grants at December 31, 2001.  There remains 23,334 shares issuable upon exercise of outstanding options.

The 1996 Stock Incentive Plan (the “Incentive Plan”), as amended, provides for the granting of stock options and other equity based instruments to officers, directors, employees and consultants.  The term of each option is determined by the Board but shall not exceed ten years from the date of grant.  All options vest over a period to be determined by the Board at the date of grant.  The Company has authorized 3,000,000 shares for issuance under the Incentive Plan, of which 1,583,225 remain available for future grants at December 31, 2001.

The Outside Directors’ Plan (the “Director Plan”) provides for the granting of stock options and other equity based instruments to non-employee directors.  The term and vesting period of each award is determined by the Board at the date of grant.  The term of each option is limited to ten years from the date of grant.  The Company has authorized 910,000 shares for issuance under the Director Plan, of which 454,000 remain available for future grants at December 31, 2001.

At December 31, 2001, a total of 3,963,990 authorized and unissued shares are reserved for exercises under the 1990 Plan, the 1996 Incentive Plan the Directors’ Plan and for other outstanding options.

In addition to awards of the Company’s stock, Holdings grants U-C Holdings “Management Units” to certain members of management and to certain non-employees in exchange for a nominal purchase price.  There are two types of awards consisting of “Class A” and “Class B” units.  The Management Units represent an equity interest in Holdings whose sole asset is its investment in the Company.  The purchase price, terms and vesting periods are determined by the Board on an individual grant basis.  At December 31, 2001, there are 2,500 Class A and Class B units outstanding and 2,039 of these are vested.  For grants to employees, compensation expense is recognized over the vesting period based on the intrinsic value on the date of grant.  For grants to non-employees, compensation expense is recognized over the vesting period based on the fair value of the award.  The fair value (and related expense) is adjusted over the vesting period to give effect to changes in fair value.  The award to both employees and non-employees are presented as a contribution of capital by the majority stockholder.  The unvested portion is represented by unearned compensation, a contra-equity account.

Stock compensation

Approximately $128,000, $777,000 and $4,772,000 of stock compensation expense was recognized for the years ended December 31, 2001, 2000 and December 31, 1999, respectively.

Other stock compensation expense of $1,078,000 during the year ended December 31, 1999 related to options granted to employees at exercise prices below fair market value at the date of grant, and options issued to non-employees.

Summary of option activity

Option activity for all of the Company’s stock option plans for the year ended December 31, 2001 and 2000 is summarized below:

	Year ended		Year ended
	December 31, 2001		December 31, 2000
	Option	Weighted Average Exercise Price	Option	Weighted Average Exercise Price
Outstanding at beginning of year	2,482,954	$5.2263	1,437,556	$3.63
Granted	594,279	1.6602	1,450,987	6.26
Exercised	(27,433)	1.9650	(312,509)	2.24
Forfeited	(1,123,035)	5.3936	(93,080)	6.97
Outstanding at end of year	1,926,765	4.0694	2,482,954	5.23
Exercisable at end of year	1,364,062	4.7172	1,502,536	4.95

Range Exercise Prices	Number Outstanding As of December 31 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of December 31 2001	Weighted Average Exercise Price
$1.2000 —	346,863	4.47	$1.3051	15,833	$1.4189
$1.5000 —	283,202	3.53	2.2927	213,202	2.3487
$3.0470 —	88,667	6.75	3.6130	83,667	3.6161
$3.7500 —	390,000	6.20	3.7500	390,000	3.7500
$4.7500 —	179,033	3.45	4.9983	60,694	5.0958
$5.1875 —	293,333	7.28	5.3412	288,333	5.3429
$5.7500 —	130,500	4.17	5.8690	97,166	5.9098
$6.5000 —	10,501	2.93	7.0110	10,501	7.0119
$7.5000 —	147,999	6.52	7.5000	147,999	7.5000
$9.2500 — $9.6250	56,667	7.40	9.6139	56,667	9.6140

	1,926,765	5.33	4.0694	1,364,062	4.7172

Fair value of stock options

All options granted during the year ended December 31, 2001 were granted at exercise prices equal to the fair market value of the stock on the grant date.  The weighted average grant-date fair value of the options granted during the year was $1.66.

During the year ended December 31, 2001, 594,279 options were granted at exercise prices equal to the fair market value of the stock on the grant date and no options were granted at exercise prices below the fair market value of the stock on the grant date.  The weighted average grant-date fair value of all options granted during the year was $1.66.

Had compensation expense for the options discussed above been determined based on the fair value of the options at the grant dates, consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and net loss per share would have changed to the pro forma amounts indicated below:

	Year ended December 31,

	2001	2000
As reported
Net loss	$(13,429,641)	$(22,457,737)
Net income (loss) available to common stockholders	(13,917,665)	6,723,031
Net income (loss) per common share - basic	(.92)	.45
Net loss per common share - diluted	(.92)	.26

Pro forma
Net loss	$(14,596,531)	$(25,871,968)
Net income (loss) available to common stockholders	(15,084,555)	3,308,800
Net income (loss) per common share - basic	(.92)	.22
Net loss per common share - diluted	(.92)	.13

The fair values of the options granted were estimated as of the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	December 31,
	2001	2000
Dividend yield	None	None
Expected volatility	110%	88.22%
Risk free interest rate	3.58%	5.67%
Expected life in years	3.1%	1.9

10.                 Income Taxes

At December 31, 2001, the Company had net operating loss carryforwards of approximately $73,000,000 expiring in varying amounts starting in 2006.  The amounts of and the benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. The Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code in April 1997.  As a result of the ownership change, utilization of approximately $12,100,000 of the net operating loss carryforwards is limited to approximately $1,200,000 per year.  At December 31, 2001, the Company also had a capital loss carryforward of $2,300,000 which will expire in 2007 if not utilized.

The provision for income taxes differs from the amount computed by applying the applicable U.S. statutory federal income tax rate (34%) to pre-tax loss as a result of the following items:

	Year ended December 31,

	2001	2000
Federal tax benefit on loss before income taxes	$(5,852,262)	$(7,636,000)
Nondeductible expenses	124,608	185,000
Change in valuation allowance	5,727,654	7,451,000
Provision for income taxes	$—	$—

The components of the deferred income tax assets and liabilities were as follows:

	Year ended December 31,

	2001	2000
Deferred tax assets
Net operating loss and capital loss carryforwards	$25,526,000	$19,136,000
Expenses not currently deductible	1,898,000	2,579,000
	27,424,000	21,715,000
Deferred tax liabilities
Intangible assets	$—	$(6,095,000)
Property, plant and equipment	(1,006,000)	(1,300,000)
	(1,006,000)	(7,395,000)
Valuation allowance	(26,418,000)	(14,320,000)
	$—	$—

As of December 31, 2001, a valuation allowance has been established against the net deferred tax assets as management does not believe these are more likely than not to be realized.

11.                 Commitments and Contingencies

Employment agreements

The Company has employment agreements through 2004 with certain officers and employees.  The agreements call for minimum base salaries for the years ending December 31, 2002, 2003 and 2004 of approximately $1,917,000, $466,000, and $150,000 respectively.

Leases

The Company leases certain of its office facilities under operating leases at various dates through 2008.  Rent expense was approximately $876,000, $753,000 and $497,000 for the year ended December 31, 2001, 2000 and 1999, respectively.  Annual lease payments for the years ending December 31, 2002, 2003, 2004, 2005, 2006 and thereafter will approximate $952,000,  $926,000, $965,000, $792,000, $330,000, and $346,000 respectively.

Other commitments and contingencies

In connection with the Company’s acquisition of the rights to an inventory of video jukeboxes in 1991, the Company agreed to pay two former stockholders an aggregate of $100,000, one-half being payable at such time as the Company’s net pre-tax income equals at least $500,000 and the balance being payable at such time as the Company has $500,000 in net pre-tax earnings.  The Company will provide for these contingent liabilities when payment is considered probable.

The Company has an Origination Services Contract with Crawford Communications, Inc. (“Crawford”).  The original agreement provides for payments of approximately $1,320,000 over a five-year period ending on July 15, 2003.  In accordance with the Origination Services Contract, Crawford is responsible for the transmission via satellite of the Network’s daily programming, including encoding signals, testing, maintaining the Network’s programming library, and obtaining programming from the Network’s sources.  Crawford is also responsible for the uplink of the programming to a satellite as well as the downlink of the signal from the satellite at each installation site.  As of December 31, 2001, the Company has paid approximately $968,000 to Crawford pursuant to the Origination Services Contract.

The Company has an agreement with Turner Private Networks, Inc. to provide news and sports programming for the Network through December 31, 2002. The total license fee is approximately $3,156,250.  As of December 31, 2001, the Company has paid approximately $2,303,750 pursuant to this agreement.

The Company has a Transponder Use Agreement with Public Broadcasting Service (“PBS”).  The Company has subleased capacity on a satellite owned and operated by GE American Communications, Inc. (“GE”) and leased to PBS by GE.  This agreement provides for payments of approximately $3,924,000 over a five-year period and terminates on July 31, 2003.  The Company has protected status on this satellite, where in the event of a satellite failure or performance problem, the Company’s programming will preempt transmissions of other users on this satellite or on another satellite.  As of December 31, 2001, the Company has paid approximately $2,681,400 pursuant to this agreement.

12.                 Related Party Transactions

Sales commissions of approximately $86,000, $110,000 and $180,000, were paid to a company owned in part by a member of the Board of Directors of the Company for the year ended December 31, 2001, 2000 and 1999, respectively.

In November 2001, Mr. Elkin resigned his position as Chairman and CEO of the Company.  Total compensation paid to Mr. Elkin from January 1, 2001 through October 31, 2001 including bonus was approximately $625,000.

Pursuant to a Termination and Purchase Agreement executed by Holdings, the Company and Mr. Elkin, Mr. Elkin will receive $665,000 from Holdings and return his equity in Holdings.  To fund this obligation of Holdings, the Company declared a $665,000 dividend to Holdings pursuant to a promissory note, the payment terms of which match Mr. Elkin’s terms.  The agreement provides for Mr. Elkin to receive payments from Holdings over an eighteen-month period commencing on November 30, 2001.  Mr. Elkin receives 2.5% interest on the outstanding balance of this obligation.  Additionally, the Company is obligated to provide health insurance coverage at the Company’s expense until the earlier of April 25, 2004, or the date Mr. Elkin accepts other employment and obtains health insurance coverage.  Pursuant to the termination agreement all other financial obligations under Mr. Elkin’s employment agreement were cancelled.

13.                 Cash Interest paid

The Company paid interest of $792,076, $1,283,922 and $236,452 in 2001, 2000 and 1999, respectively, on the CTN loan.

14.                 Concentrations of Credit Risk

For the year ended December 31, 2001, approximately 49% of revenues were derived from the Company’s ten largest customers.  These customers are large domestic corporations engaged in the sale, manufacture and/or distribution of consumer products and services.

As of December 31, 2001, approximately 70% of the outstanding accounts receivable balance is comprised of amounts due from ten large domestic corporations engaged in the sale, manufacture and/or distribution of consumer products and services.

15.                 Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables and payables, and other liabilities approximate fair value because of the short-term nature of those instruments.

The estimated fair value of debt approximates carrying value since such obligations are subject to fluctuating market rates of interest and can be settled at their face amounts.  The Company does not anticipate settlement of debt at other than carrying value and currently intends to hold such financial instruments through maturity.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 8-K filed on April 6, 2001).

3.2	Certificate of Designation, Powers, References and Rights of the Preferred Stock of College Television Network, Inc. (incorporated by reference to Exhibit 4.3 to Form 8-K filed August 3, 1999).

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

3.5

Amended Second Certificate of Designation, Powers, References and Rights of the Series A Convertible Preferred Stock of CTN Media Group, Inc. (incorporated by reference to Exhibit A to the Registrant’s Schedule 14C Information Statement filed on February 1, 2000).

3.6	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (File No. 333-58479) filed on July 2, 1998).

3.7	Amendment to the Bylaws of the Registrant (incorporated by reference to Exhibit A to the Registrant’s Schedule 14C Information Statement filed on February 1, 2000).

4.1

Form of Class C Warrant No. C-1, dated April 25, 1997, issued to U-C Holdings, L.L.C. (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended October 31, 1997).

4.2

Form of Class C Warrant No. C-2, issued to U-C Holdings, L.L.C. pursuant to the Standby Stock Purchase Agreement dated July 2, 1998 (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-3 (File No. 333-58479) filed July 2, 1998).

4.3

Equity Protection Agreement, dated April 25, 1997, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-KSB for the fiscal year ended October 31, 1997).

4.4

Equity Protection Agreement, dated April 25, 1997, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-KSB for the fiscal year ended October 31, 1997).

4.5

Equity Protection Agreement, dated April 25, 1997, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-KSB for the fiscal year ended October 31, 1997).

4.6

Equity Protection Agreement, dated April 25, 1997, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-KSB for the fiscal year ended October 31, 1997).

4.7	Agreement dated March 31, 2001, by and between Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 6, 2001).

4.8

Specimen certificate representing Common Stock (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (No. 33-44935), as amended, declared effective on June 10, 1992).

10.1	The Company’s 1990 Performance Equity Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 33-449035) declared effective on June 10, 1992).

10.2

First Amendment to 1990 Performance Equity Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (File No. 000-19997) filed on May 15, 1998).

10.3	Second Amendment to 1990 Performance Equity Plan declared effective on May 13, 1999.

10.4	Third Amendment to 1990 Performance Equity Plan declared effective on June 6, 2000.

10.5

The Company’s 1996 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Form 14A with respect to its 1996 Annual Meeting of Stockholders filed on July 1, 1996).

10.6

First Amendment to 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (File No. 000-19997) filed on May 15, 1998).

10.7

Second Amendment to 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 (File No. 000-19997) filed on August 14, 1998).

10.8

Third Amendment to 1996 Stock Incentive Plan. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (File No. 000-19997) filed on March 30, 2000).

10.9	Fourth Amendment to 1996 Stock Incentive Plan declared effective June 6, 2000.

10.10	Fifth Amendment to 1996 Stock Incentive Plan (incorporated by reference to Annex D to the Company’s Schedule 14C Information Statement filed June 18, 2001).

10.11

The Company’s Outside Directors’ 1996 Stock Option Plan (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement on Form 14A with respect to its 1996 Annual Meeting of Stockholders filed on July 1, 1996).

10.12

First Amendment to Outside Directors’ 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (File No. 000-19997) filed on May 15, 1998).

10.13

Second Amendment to Outside Directors’ 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 (File No. 000-19997) filed on August 14, 1998).

10.14

Third Amendment to Outside Directors’ 1996 Stock Option Plan. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (File No. 000-19997) filed on March 30, 2000).

10.15	Fourth Amendment to Outside Directors’ 1996 Stock Option Plan declared effective May 13, 1999.

10.16	Fifth Amendment to Outside Directors’ 1996 Stock Option Plan declared effective June 6, 2000.

10.17	Sixth Amendment to Outside Directors Stock Option Plan (incorporated by reference to Annex E to the Company’s Schedule 14C Information Statement filed June 18, 2001).

10.18

Non-qualified Stock Option Agreement between the Company and Richard Lewis dated May 17, 2001 (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed August 13, 2001).

10.19

Registration Rights Agreement, dated as of April 25, 1997, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1997 (File No. 000-19997) filed on January 1, 1998).

10.20

Purchase Agreement, dated as of April 25, 1997, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1997 (File No. 000-19997) filed on January 1, 1998).

10.21

Standard Form of Office Lease by and between 32 East 57th Street, LLC and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 (File No. 000-19997) filed on August 14, 1998).

10.22

One Capital City Plaza office lease dated June 1, 2000 between the Company, M.L. Capital City L.L.C. and Lakes Capital City, L.L.C. (incorporated by reference to Exhibit 10.3 to Form 10-QSB for the period ended June 30, 2000 filed August 11, 2000).

10.23

Programming and Services Agreement, dated effective as of January 1, 1998, between the Company and Turner Private Networks, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (File No. 000-19997) filed on May 15, 1998).

10.24

First Amendment of Programming and Services Agreement, effective as of July 30, 1999, between The Company and Turner Private Networks, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (File No. 000-19997) filed on March 30, 2000).

10.25

Installation Agreement (Phase I,) dated March 13, 1998, between the Company and Crawford Communications, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (File No. 000-19997) filed on May 15, 1998).

10.26

Transponder Use Agreement between The Company and Public Broadcasting Service dated April 30, 1998 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 (File No. 000-19997) filed on August 14, 1998).

10.27

Agreement between Crawford Communications Inc. and The Company dated July 15, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (File No. 000-19997) filed on November 13, 1998).

10.28

Stock Purchase Agreement, dated July 16, 1999, among the Company, Armed Forces Communications, Inc., Kevin West and Colleen Gordon (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 15, 1999).

10.29

Stock Purchase Agreement, dated as of June 1, 2001, among MPM Acquisition, Inc., a Delaware corporation, the Company and, with respect to Section 6.3 and 4.14(b) thereof only, Armed Forces Communications, Inc., a New York corporation d/b/a Market Place Media (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 25, 2001).

10.30

Amendment Number One, dated as of July 10, 2001, to the Stock Purchase Agreement, dated as of June 1, 2001, by and among the Company, MPM Holding, Inc. (f/k/a MPM Acquisition, Inc.), a Delaware corporation, and Armed Forces Communications, Inc., a New York corporation d/b/a Market Place Media (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on July 25, 2001).

10.31

Limited Guaranty, dated as of July 10, 2001, among MPM Holding, Inc., f/k/a MPM Acquisition, Inc., U-C Holdings, L.L.C., Willis Stein & Partners II, L.P., and Willis Stein & Partners Dutch, L.P. (Incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K filed on July 25, 2001).

10.32	Credit Agreement dated as of July 26, 1999 among the Company and LaSalle Bank National Association (incorporated by reference to Exhibit 10.2 to Form 10-QSB filed August 16, 1999).

10.33

Third Amendment to Credit Agreement dated as of June 5, 2000 among the Company and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to Form 10-QSB for the period ended June 30, 2000 filed August 11, 2000).

10.34

Lender Waiver, Consent and Fourth Amendment to Credit Agreement dated as of November 7, 2000 among the Company and LaSalle Bank National Association (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2000).

10.35

Fifth Amendment to Credit Agreement dated as of June 5, 2000 among the Company and LaSalle Bank National Association (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2000).

10.36

Sixth Amendment to Credit Agreement dated as of June 5, 2000 among the Company and LaSalle Bank National Association (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2000).

10.37

Amended and Restated Credit Agreement, dated as of August 14, 2001, by and between the Company and LaSalle Bank National Association (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 23, 2001).

10.38	Purchase Agreement, dated as of July 23, 1999, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 4.1 to Form 8-K filed August 3, 1999).

10.39	Purchase Agreement, dated August 31, 1999, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 5.1 to Form 8-K filed September 15, 1999).

10.40	Cancellation Agreement, dated August 31, 1999, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 5.2 to Form 8-K filed September 15, 1999).

10.41	Amended and Restated Purchase Agreement, dated as of October 18, 1999, between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 5.1 to Form 8-K filed October 27, 1999).

10.42	Series B Convertible Preferred Stock Purchase Agreement, dated as of April 5, 2001, by and between the

Company and U-C Holdings, L.L.C. (incorporated by reference herein to Exhibit 10.2 to the Issuer’s Form 8-K filed April 6, 2001).

10.43

Employment Agreement, dated as of April 29, 1997, between the Company and Jason Elkin (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1997 (File No. 000-19997) filed on January 1, 1998).

10.44

First Amendment to Employment Agreement, dated May 1, 1999, Between the Company and Jason Elkin. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (File No. 000-19997) filed on March 30, 2000).

10.45

Second Amendment to Employment Agreement dated May 26, 2000 between the Company, U-C Holdings, L.L.C. and Jason Elkin (incorporated by reference to Exhibit 10.2 to Form 10-QSB for the period ended September 30, 2000 filed November 14, 2000).

10.46	Termination and Purchase Agreement dated October 31, 2001 by and between U-C Holdings, L.L.C., the Company and Jason Elkin.

10.47	Subordinated Promissory Note dated November 30, 2001 from the Company payable to U-C Holdings, L.L.C.

10.48	Subordination and Intercreditor Agreement dated November 30, 2001, by and between the Company, U-C Holdings, L.L.C., LaSalle Bank National Association and Jason Elkin.

10.49	Amendment No. 1 to the Termination and Purchase Agreement dated November 30, 2001 by and between the Company, U-C Holdings, L.L.C. and Jason Elkin.

10.50

Employment Agreement, dated as of April 25, 1997, between the Company and Peter Kauff (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1997 (File No. 000-19997) filed on January 1, 1998).

10.51

General Release and Payment Agreement, dated as of January 21, 2000, between the Company and Peter Kauff (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (File No. 000-19997) filed on March 30, 2000).

10.52

Employment Agreement, dated as of September 10, 1997, between the Company and Patrick G. Doran (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 1997 (File No. 000-19997) filed on January 1, 1998).

10.53

First Amendment to Employment Agreement, dated November 1, 1999, between the Company and Patrick G. Doran. (incorporated by reference to Exhibit 10.32 to the Company’s on Form filed on March 30, 2000).

10.54

Employment and Equity Purchase Agreement, dated as of January 1, 1998, among the Company and Thomas Gatti (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 000-19997) filed on March 31, 1999).

10.55

Payment Agreement and General Release, dated February 19, 1999, among the Company, Joseph D. Gersh and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 000-19997) filed on March 31, 1999).

10.56	Consulting Agreement, dated as of May 4, 2001, between the Company and C. Thomas McMillen (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 14, 2001).

10.57

Consulting and Equity Purchase Agreement, dated as of March 26, 1999, among The Company, U-C Holdings, L.L.C. and Sergio Zyman (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 1998 (File No. 000-19997) filed on March 31, 2001).

10.58

Employment Agreement dated May 24, 1999 between the Company, U-C Holdings, L.L.C. and Martin Grant (incorporated by reference to Exhibit 10.1 to Form 10-QSB for the period ended June 30, 1999 filed August 16, 1999).

10.59

First Amendment to Employment Agreement, dated October 20, 1999, between the Company and Martin Grant. (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999 (File No. 000-19997) filed on March 30, 2000).

10.60

General Release and Payment Agreement, dated as of January 8, 2001, between the Company, U-C Holdings, L.L.C. and Martin Grant (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 000-19997) filed on April 2, 2001).

10.61

Employment Agreement, dated as of July 16, 1999, between the Company and Geoffrey Kanter (incorporated by reference to Exhibit 10.8 to Form 10-QSB for the period ended September 30, 1999 filed November 15, 1999).

10.62	Payment and Release Agreement by and between Geoffrey Kanter, U-C Holdings, L.L.C. and the Company dated June 18, 2001.

10.63

Employment Agreement dated April 15, 2000 between the Company, U-C Holdings, L.L.C. and Neil Dickson (incorporated by reference to Exhibit 10.1 to Form 10-QSB for the period ended June 30, 2000 filed August 11, 2000).

10.64

First Amendment to Employment Agreement dated as of February 1, 2001 between the Company and Neil H. Dickson (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000. (File No. 000-19997) filed on April 2, 2001).

10.65

Employment Agreement dated December 11, 2000 between the Company and Thomas A. Rocco (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 000-19997) filed on April 2, 2001).

10.66

First Amendment to Employment Agreement dated January 10, 2001 among the Company, Thomas A. Rocco and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 000-19997) filed on April 2, 2001).

10.67

Subordinated Bridge Note Purchase Agreement dated as of November 26, 2001, by and between the Company and U-C Holdings, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2001).

10.68	Subordinated Bridge Note payable by the Company to U-C Holdings, L.L.C., dated as of November 26, 2001 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 21, 2001).

10.69

Subordinated Security Agreement, dated as of November 26, 2001, by and the Company and U-C Holdings, L.L.C (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 21, 2001).

23.1	Consent of PricewaterhouseCoopers LLP.

99.1	Safe Harbor Compliance Statement for Forward-Looking Statements.