Form 10-Q
period 2002-03-31
CTN MEDIA GROUP INC
filed 2002-05-15
CIK 876013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(404) 256-9630

(Registrant's Telephone Number, Including Area Code)

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

Number of shares of common stock outstanding as of May 14, 2002:  15,086,547

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

CTN MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

ASSETS
	March 31,	December 31,
	2002	2001
Current assets:
Cash and cash equivalents	$348,295	$145,462
Accounts receivable, net of allowance of $50,650 and $50,650, respectively	2,388,068	2,132,926
Prepaid expenses	201,850	146,043
Other current assets	172,160	147,364
Total current assets	3,110,373	2,571,795

Investments	50,000	41,667
Property and equipment, net	9,034,274	9,916,157
Other assets	504,055	508,220
Total assets	$12,698,702	$13,037,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,504,098	$951,950
Accrued expenses	805,723	623,314
Dividends payable	516,666	443,335
Deferred revenue	231,312	—
Current portion of long-term debt	5,000,000	—
Total current liabilities	8,057,799	2,018,599
Long-term dividend payable	55,278	147,776
Debt, less current portion	3,500,000	6,500,000
Total liabilities	11,613,077	8,666,375
Stockholders’ equity:
Common stock — $.005 par; authorized 50,000,000 shares; 15,086,547 and 15,086,547 issued and outstanding, respectively	75,435	75,435
Preferred stock — $.001 par; authorized 2,776,666 shares; 2,443,330 and 2,443,330 issued and outstanding, respectively	42,533,874	42,533,874
Additional paid in capital	40,574,407	40,684,407
Unearned compensation	(21,351)	(44,211)
Accumulated deficit	(82,076,740)	(78,878,041)
Total stockholders’ equity	1,085,625	4,371,464
Total liabilities and stockholders’ equity	$12,698,702	$13,037,839

The accompanying notes are an integral part of the consolidated financial statements

CTN MEDIA GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001

Revenue	$2,283,753	$2,962,992

Expenses
Operating	1,316,361	2,235,914
Selling, general and administrative	3,050,189	3,662,658
Depreciation and amortization	913,227	885,104
Total expenses	5,279,777	6,783,676

Interest income	1,412	19,784
Interest expense	(204,087)	(452,319)
Cumulative effect of change in accounting principle	—	(197,000)
Net loss from continuing operations	(3,198,699)	(4,450,219)
Loss from discontinued operations, net	—	(91,762)
Net loss	$(3,198,699)	$(4,541,981)
Dividends and accretion on preferred stock	—	(488,024)

Net loss available to common stockholders	$(3,198,699)	$(5,030,005)

Net loss per share:
Basic net loss per common share from continuing operations	(0.21)	(0.32)
Discontinued operation	—	(0.01)
Basic net loss per common share	$(0.21)	$(0.33)
Diluted net loss per common share from continuing operations	(0.21)	(0.32)
Discontinued operations	—	(0.01)
Diluted net loss per common share	$(0.21)	$(0.33)

Weighted average number of common shares outstanding

Basic	15,086,547	15,075,165
Potential diluted	15,086,547	15,075,165

The accompanying notes are an integral part of the consolidated financial statements

CTN MEDIA GROUP, INC.

CONSOLIDATED

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
Cash flows from operating activities:
Net loss from continuing operations	$(3,198,699)	$(4,450,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	913,227	885,103
Amortization of debt issuance costs	9,165	30,000
Non-cash compensation expense arising from equity awards	22,860	31,956
Loss on disposition of fixed assets	25,000	31,043
Barter revenue	(8,333)	—

Changes in operating assets and liabilities:
Accounts receivable	(255,142)	2,391,626
Prepaid expenses	(55,807)	11,668
Other assets	(29,796)	9,602
Intangible assets	—	(120,000)
Accounts payable	511,659	(323,986)
Accrued expenses and other liabilities	182,409	(561,169)
Deferred revenue	231,312	146,524
Net cash used in operating activities	(1,652,145)	(1,917,852)

Cash flows from investing activities:
Purchases of property and equipment	(56,344)	(430,139)
Cash paid for investments	—	(30,000)
Net cash used in investing activities	(56,344)	(460,139)

Cash flows from financing activities:
Net proceeds from bridge indebtedness	2,000,000	—
Dividends paid	(88,678)
Proceeds from exercise of warrants and stock options	—	57,146
Prepaid issuance costs for preferred stock	—	(55,898)
Net cash provided by financing activities	1,911,322	1,248

Net cash provided by (used in) continuing operations	202,833	(2,376,743)
Net cash provided by discontinued operations	—	872,751
Net increase (decrease) in cash and cash equivalents	202,833	(1,503,992)
Cash and cash equivalents, beginning of period	145,462	2,806,919
Cash and cash equivalents, end of period	$348,295	$1,302,927

The accompanying notes are an integral part of the consolidated financial statements.

CTN MEDIA GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

                The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the Company’s financial statements for the fiscal year ended December 31, 2001 included in the Annual Report as filed on Form 10-K with the United States Securities and Exchange Commission.

                In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of operations and of cash flows for the three months ended March 31, 2002 and 2001 and to reflect the operation of our former subsidiary, Market Place Media (“MPM”), as discontinued operations in fiscal 2001.

                The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results of operations for a full fiscal year of the Company.  Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE (A) — The Company

                CTN Media Group, Inc. (the “Company”) is a targeted media company specializing in reaching young adults.  As of March 31, 2002, the Company operated properties in network television and online media.

                For the quarter ended March 31, 2001, the Company operated as two reportable segments: CTN and MPM.  CTN sold MPM on July 10, 2001.  MPM’s separate results for the comparable quarter in the prior year are reported as Discontinued Operations.  In prior year quarter results, CTN included the operations of the College Television Network (the “Network”), Link Magazine, iD8 Marketing (“iD8”) and Wetair.com.  In fiscal 2002, the Company consists solely of the Network.

                The Network is a satellite television network that operates on college and university campuses across the United States.  Its single channel television system is placed free of charge in campus dining facilities and student unions.  The Network’s broadcasts contain music, news, information and entertainment programming.  As of March 31, 2002, the Network was installed or contracted for installation in 1,751 locations at approximately 775 colleges and universities. The Network generates revenue through the advertising placed on it.

                Link Magazine was a publication distributed to over 650 college campuses.  As of April 2001, the Company has elected not to publish new issues of Link Magazine for an unspecified period of time.  iD8 was a marketing agency providing creative services and placing media purchases for its clients.  iD8 ceased operations on July 31, 2001.  Wetair.com was an Internet site for young adults offering entertainment information which was integrated into collegetelevision.com.  As of January 2002, Wetair.com LLC was merged into the Company.

                The Company maintains a headquarters office in Atlanta and sales offices in New York, Chicago and Los Angeles.

                Certain of the Company’s revenues are affected by the pattern of seasonality common to most school-related businesses.  Historically, the Company has generated a significant portion of its revenue during the period from September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.

NOTE (B) — Preferred Stock

                At March 31, 2002, the Company’s preferred stock consists of Series A Convertible Preferred Stock (“Series A”) and Series B Convertible Preferred Stock (“Series B”) of which U-C Holdings, LLC (“Holdings”) owns (i) all of the 2,176,664 outstanding Series A shares out of the 2,510,000 Series A shares that have been designated and (ii) all of the 266,666 outstanding Series B shares out of the 266,666 Series B shares that have been designated.  There is currently pending a proposal to the stockholders of the Company to increase the authorized and unissued preferred stock by 10,000,000 shares.  This proposal will be voted upon at the annual stockholders’ meeting on May 24, 2002.

                Effective March 31, 2001, the redemption feature of the Series A was waived pursuant to an agreement between the Company and Holdings, which ceased the accretion of Series A to its highest redemption value at the end of each reporting period, and the Company will no longer be obligated to redeem, for cash, the outstanding shares of Series A at the option of the Series A holders.  This allowed the Company to move the classification of the Series A from Mandatorily Redeemable Preferred Stock to Stockholders’ Equity.

                On April 5, 2001, the Company issued 266,666 shares of Series B to Holdings for $15.00 per share, or an aggregate purchase price of $3,999,990.  The Series B accrues a cumulative dividend of 12% per annum, compounding on a quarterly basis.  The Series B is convertible into shares of common stock, as determined by multiplying the number of shares of Series B to be converted by the $15.00 per share purchase price and dividing the product by the conversion price of the Series B then in effect with respect to such shares.  On the date of issuance, the conversion price of the Series B was $2.50.  Each share of Series B has voting rights based upon the number of shares of common stock into which Series B is convertible.  At March 31, 2002, 1,599,996 shares of common stock were reserved for conversion of the Series B.  There are an additional 166,896 shares of common stock reserved for the conversion of dividends accrued with respect to the Series B through March 31, 2002.

The Company filed an Amended and Restated Certificate of Incorporation on May 9, 2001 that amended the terms of the Series A to, among other things, (i) eliminate the redemption rights of the holders of the Series A (such rights had previously been waived by Holdings in an agreement dated March 31, 2001), (ii) reduce the conversion price of the Series A from $4.50 to $2.50, and (iii) incorporate into the terms of the Series A the issuance of the Series B having rights and preferences senior to the Series A.  The remaining terms of Series A are unchanged and include the 12% cumulative accrual of dividends per year, compounding on a quarterly basis.  Each share of Series A has voting rights based upon the number of shares of common stock into which Series A is convertible.  Including the effect of the reduction in the conversion price of the Series A, at March 31, 2002, 13,059,984 shares of the Company’s common stock were reserved for conversion.  There are an additional 4,203,984 shares of common stock reserved for the conversion of dividends accrued with respect to the Series A through March 31, 2002.

NOTE (C) — Debt

                As of August 10, 2001, the Company amended a revolving credit facility from a financial institution (the “CTN Loan”) to a borrowing capacity of up to $5.0 million.  The CTN Loan previously had a  $12.0 million credit limit of which $10.3 million was paid down as a permanent principal reduction to the credit limit on July 10, 2001 in conjunction with the sale of MPM.  As of March 31, 2002, there was a $5.0 million outstanding balance on this facility.

                The CTN Loan bears interest at either (i) the Base Rate which is equal to the greater of (a) the Federal Funds rate plus 0.5% or (b) the Prime Rate, plus 2.00% per year; or (ii) the Eurodollar Rate, plus 3.50% per year.  The determination of whether to use the Base Rate or the Eurodollar Rate is at the option of the Company.  A commitment fee of 0.5% per year on the unused portion of the facility is required.  The CTN Loan is due and payable in full on January 31, 2003.  For the three months ended March 31, 2002 and 2001, the weighted average interest rate on the CTN Loan was 6.8% and 10.7%, respectively.  The CTN Loan is guaranteed by a negative pledge of the outstanding shares of stock of the Company owned by Holdings.

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

                The Bridge Indebtedness accrued interest at a rate of 12% per year on the unpaid principal amount of the Bridge Indebtedness outstanding on a daily basis.  All principal and accrued interest is due and payable by CTN on the earlier to occur of 90 days following the scheduled maturity of the indebtedness owed pursuant to the CTN Loan or the discharge of the indebtedness owed by CTN pursuant to the CTN Loan (the “Maturity Date”).  However, since the Bridge Indebtedness was not converted into equity or repaid on or before February 26, 2002, the interest rate increased to 18%.  On March 19, 2002, the Purchase Agreement was amended to increase the Bridge Indebtedness to $3.5 million. The Purchase Agreement was also amended on April 3, 2002, increasing the Bridge Indebtedness to $5.5 million and increasing the interest rate to 25% on the additional $2.0 million under the Purchase Agreement.  The Company has drawn down an additional $1.7 million as of the date of this report, for a total outstanding under the Bridge Indebtedness of $5.2 million.

                In the event of the sale by CTN to independent third parties of additional equity or incurrence of subordinated debt, upon the election by the majority of the holders of the Bridge Indebtedness, the holders of the Bridge Indebtedness may convert all or any portion of the principal amount of the Bridge Indebtedness outstanding at the time (including all accrued but unpaid interest) into the same securities offered in the financing at the same price at which the securities will be sold.

                CTN’s obligations under the Purchase Agreement are secured by security interests and liens, which are subordinate to the security interests and liens granted by CTN to LaSalle Bank pursuant to the CTN Loan.

For the three months ended March 31, 2002, the Company was in violation of certain financial covenants associated with the CTN Loan for which a waiver has been received.  Additionally, the Company believes that certain requirements under the CTN Loan covenants may not be met during the remaining quarters of fiscal 2002.  If the Company fails to meet a covenant under the CTN Loan, the financial institution has the right to declare the loan due upon demand although such financial institution may waive such covenant defaults, as it has done in the past.  The Company is exploring other capital-

raising alternatives.  The Company can not be certain that any of the alternatives will be consummated.  Failure to secure additional capital will significantly impact the Company’s ability to continue as a going-concern.

NOTE (D) — Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Lives	March 31, 2002	December 31, 2001

Entertainment systems	5 years	$16,064,108	$16,033,057
Machinery and equipment	5-7 years	1,082,507	1,082,215
Capitalized website costs	3 years	1,423,236	1,423,236
Furniture and Fixtures	7 years	508,799	508,799
Leasehold improvements	7-11 years	304,940	304,940
		19,383,590	19,352,247
Less: Accumulated depreciation		(10,349,316)	(9,436,090)
Total		$9,034,274	$9,916,157

NOTE  (E) — Commitments and Contingencies

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

                The Company has an Origination Services Contract with Crawford Communications, Inc. (“Crawford”) .  The original agreement provides for payments of approximately $1,320,000 over a five year period ending on July 15, 2003. In accordance with the Origination Services Contract, Crawford is responsible for the transmission via satellite of the Network’s daily programming, including encoding signals, testing, maintaining the Network’s programming library, and obtaining programming from the Network’s sources.  Crawford is also responsible for the uplink of the programming to a satellite as well as the downlink of the signal from the satellite at each installation site.  As of March 31, 2002, the Company has paid approximately $1,013,200 to Crawford pursuant to the Origination Services Contract.

                The Company has an agreement with Turner Private Networks, Inc. and CNN Headline News to provide news and sports programming for the Network through December 31, 2002. The total license fee is approximately $3,156,250.  As of March 31,2002, the Company has paid approximately $2,437,000 pursuant to this agreement.

                The Company has a Transponder Use Agreement with Public Broadcasting Service (“PBS”).   The Company has subleased capacity on a satellite owned and operated by GE American Communications, Inc. (“GE”) and leased to PBS by GE.  This agreement provides for payments of approximately $3,924,000 over a five-year period that terminates on July 31, 2003.  The Company has protected status on this satellite, where in the event of a satellite failure or performance problem, the Company’s programming will preempt transmissions of other users on this satellite or on another satellite.  As of March 31, 2002, the Company has paid approximately $2,877,600 pursuant to this agreement.

NOTE (F) Related Party Transactions

                Mr. Davenport, a former employee of the Company and equity holder in Holdings, entered into a  Termination and Purchase Agreement executed by Holdings, the Company and Mr. Davenport. Mr. Davenport will receive $110,000 from Holdings and return his equity in Holdings.  To fund this obligation of Holdings, the Company declared a $110,000 dividend to Holdings pursuant to a promissory note, the payment terms of which match Mr. Davenport’s terms.  In connection with this transaction, Mr. Davenport cancelled the obligations of the Company to him under his employment agreement.  Mr. Davenport will receive payments from Holdings over an eighteen-month period commencing January 2002.

NOTE (G) Earnings (loss) Per Common Share

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain forward-looking information contained in this Quarterly Report is being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning the Company’s future financial and operating performance, including its ability to continue operating as a going-concern.  Such forward-looking information is subject to assumptions and beliefs based on current information known to the Company and factors that could yield actual results differing materially from those anticipated.  The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.  Please see Exhibit 99.1, “Safe Harbor Compliance Statement for Forward-Looking Statements,” for additional factors to be considered by stockholders and prospective stockholders.

Overview

The Company commenced operations in January 1991.  The Company is a targeted media company specializing in reaching young adults. The Company operates the College Television Network (the “Network”), a proprietary commercial television network that operates on college and university campuses across the United States.  The Network is provided to campuses through single-channel television systems placed free of charge primarily in the campus public venues, including dining facilities and student unions.  At March 31, 2002, the Network was installed or contracted for installation at approximately 1,751 locations at approximately 775 colleges and universities throughout the United States.  Based on our Fall 2001 Nielsen Media Research study, the Network reaches 8.2 million college students every week.

Certain of the Company’s revenue is affected by the pattern of seasonality common to most school-related businesses.  Historically, the Company has generated a significant portion of its revenue during the period of September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.

Results of Operations

The following table sets forth certain financial data derived from the Company’s statement of operations for the three months ended March 31, 2002 and March 31, 2001:

	Three Months Ended
	March 31, 2002		March 31, 2001
		% of Revenue		% of Revenue
Revenue	$2,283,753	100	$2,962,992	100
Operating expenses	1,316,361	58	1,619,543	55
Publishing expenses	—	—	123,590	4
Advertising agency expense	—	—	492,781	17
Selling, general, & administrative expenses	3,050,189	134	3,662,658	124
Depreciation & amortization	913,227	40	885,104	30
Interest expense, net	(202,675)	9	(432,535)	15
Cumulative effect of change in accounting principle	—	—	(197,000)	7
Net loss from continuing operations	(3,198,699)	140	(4,450,219)	150
Loss from discontinued operations	—	—	(91,762)	3

Revenue from continuing operations decreased to $2,283,753 for the three months ended March 31, 2002, as compared to $2,962,992 for the comparable period in the prior year. For the three month period ended March 31, 2002 Network advertising revenue of $2,283,753 remained relatively constant as compared to $2,324,284 for the three month period in the prior year.  A slowly recovering advertising market has hampered an increase in sales for the current quarter.  The Company hopes to increase Network sales during the year ending December 31, 2002 through a healthier advertising market and by continuing to expand its advertiser base and sell-out levels and by further increasing the fee charged for its advertising spots.  Although the Company has agreements with national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising time from the Company, or that future significant advertising revenues will ever be generated.  A failure to significantly increase advertising revenues could have a material impact on the operations of the Company.

Operating expenses relating only to the Network and Wetair.com decreased 19% for the three month period ended March 31, 2002, as compared to $1,619,543 for the three month period ended March 31, 2001.  This decrease is attributable to cost cutting efforts implemented in the current year and the cessation of Wetair.com operations.  There were no costs in the current period related to publishing or advertising agency expenses due to the cessation of their operations in the prior year.

Selling, general and administrative expenses from continuing operations decreased to $3,050,189 for the three month period ended March 31, 2002 as compared to $3,662,658 for the same period in the prior year.  The affiliate department has decreased expense due to the scale-back of new installations.  Also, general and administrative expenses were significantly lower due to the reduction in employees and the related expenses.

Depreciation and amortization expense from continuing operations totaled $913,227 for the three month period ended March 31, 2002 as compared to $885,104 for the same period in the prior year.  This small increase is attributable to the minimal addition of DVB (“Digital Video Broadcast”) systems in school locations in the prior year.

The Company recorded net interest expense from continuing operations of $202,675 for the three month period ended March 31, 2002 as compared to $432,535 in the same period of the prior year.  The decrease in interest expense relates to the lower level of debt due to the paydown of CTN credit facilities in conjunction with the sale of MPM, coupled with a decrease in current quarter interest rates.  Also, the Company recorded debt issuance costs of $30,000 in the prior year that are classified as interest expense.  There is an offset of approximately $100,000 for accrued interest in the current quarter related to the Company’s Bridge Indebtedness with Holdings.

The Company incurred a net loss from continuing operations of $3,198,699 in the three month period ended March 31, 2002 as compared to  $4,450,219 in the same period in the prior year.

The Company did not incur a loss from discontinued operations in the current quarter as compared to a loss of $91,762 for the same period in the prior year.  This amount reflects the results of MPM reported on a stand-alone basis during the first quarter of 2001.  The disposition date of MPM was July 10, 2001.

Financial Condition and Liquidity

At March 31, 2002, the Company had working deficit of ($4,947,426) as compared to working capital of $553,196 as of December 31, 2001.  The primary reason for this decrease is attributable to the reclassification of $5,000,000 of debt to current liabilities.

Cash used in operations decreased to $1,652,145 during the three months ended March 31, 2002, from $1,917,852 for the comparable period in the prior year.  The impact of a decrease in net loss of $1,250,000 and an increase in accounts payable and accrued expenses of approximately $1,550,000 offset by a decrease in collections of accounts receivable of approximately $2,600,000 in the first three months compared to the same period in the prior year was the primary cause of this decrease.

Cash used in investing activities decreased to $56,344 during the three months ended March 31, 2002 from $460,139 used in investing activities for the comparable period in the prior year.  This decrease is primarily attributable to the decline in purchasing equipment for system installations.

Cash provided by financing activities increased to $1,911,322 during the three months ended March 31, 2002 compared to $1,248 provided by financing for the same period in the prior year.  The Company borrowed $2,000,000 of the Bridge Indebtedness line in the current quarter.  In the comparable quarter of the prior year there was approximately $57,000 of proceeds from the exercise of stock options offset by approximately $56,000 of issuance costs related to preferred stock.

There was no cash provided by discontinued operations in the current three months ended March 31, 2002 as compared to cash provided by discontinued operations of approximately $872,751 for the comparable period in the prior year.

At March 31, 2002, the Company did not meet a financial covenant under its credit facility for which the Company has obtained a waiver.  Based upon the Company’s current projections, the Company will need to raise additional capital for 2002.  In order to obtain financing to meet its short-term working capital needs, on November 26, 2001, the Company and Holdings entered into the Purchase Agreement whereby Holdings agreed to purchase up to an aggregate of $3.0 million of subordinated bridge notes (with an initial purchase at closing of $1.5 million) and the Company agreed to grant Holdings a junior lien on the assets of the Company as security for the obligations of the Company under the Purchase Agreement.  As of March 6, 2002, the facility was fully drawn.  Pursuant to an amendment to the bridge facility dated March 19, 2002, the Company increased the available line on the Subordinated Bridge Note to $5.5 million.  The Company is exploring capital-raising alternatives, including, but not limited to, receiving additional capital from Holdings.  The Company cannot be certain that any of the alternatives will be consummated and there can be no assurances that these efforts will be successful.  Failure to secure additional capital will significantly impact the Company’s ability to continue as a going-concern, as expressed in the audit opinion of the independent auditors for the Company in connection with the 2001 year end audit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates related to variable-rate debt outstanding under the $5,000,000 loan from a financial institution and the fixed rate Bridge Indebtedness, which is $3,500,000.  This risk arises in the normal course of business rather than from trading.  At March 31, 2002, the Bridge Indebtedness is subject to either an 18% or 25% fixed interest rate.  The Company views its market risk as immaterial.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

                From time to time, in the normal course of business, various claims are made against the Company.  Except for the proceeding described below, there are no material proceedings to which the Company is a party and management is unaware of any material contemplated actions against the Company.

                On March 22, 2001, a lawsuit styled James Harder v. CTN Media Group, Inc. and U-C Holdings, LLC, was filed in the United States District Court, Eastern Division of the Northern District of Illinois.  The lawsuit alleges that the Company violated the Age Discrimination in Employment Act by terminating Mr. Harder.  The complaint seeks in excess of $500,000 in compensatory damages as a result of the Company’s alleged discrimination, as well as punitive damages and reimbursement for the plaintiff’s attorney’s fees and associated costs and expenses of the lawsuit.

                Management believes that it has meritorious defenses with respect to the foregoing matters and intends to pursue its positions vigorously.  Litigation is inherently subject to many uncertainties; however, management does not believe that the outcome of this case, individually, or in the aggregate, will have a material adverse effect on the financial position of the Company.  However, depending on the amount and timing of an unfavorable resolution(s) of the contingencies, it is possible that the Company’s future results of operations or cash flows could be materially affected in a particular quarterly period.

Item 2.  Changes in Securities.

No events occurred during the quarter covered by this Report that would require a response to this Item.

Item 3.  Defaults Upon Senior Securities.

No events occurred during the quarter covered by this Report that would require a response to this Item.

Item 4.  Submission of Matters to a Vote of Security Holders.

                None.

Item 5.    Other Information.

(a)                                  Neil Dickson, Chief Operating Officer, Treasurer and General Counsel, left the employ of the Company effective April 15, 2002.  As severance, Mr. Dickson will receive the difference in pay from his new job and what he would have been paid at the Company.  This arrangement will continue through April 15, 2004, the original termination date of Mr. Dickson’s employment agreement.  Mr. Dickson retained certain equity in U-C Holdings, L.L.C.

(b)                                 As set forth in the Company’s Proxy Statement for the Company’s annual stockholders’ meeting on May 24, 2002, the Board of Directors of the Company has approved a one-for-six reverse stock split of the Company’s common stock and related change of the par value of the common stock to $0.03 per share.  This matter will be voted on at the stockholders’ meeting and it is believed that it will be approved.  In addition, there is also pending a proposal which has been approved by the Company’s Board of Directors to increase the Company’s authorized and unissued preferred stock by 10,000,000 shares.  It is also believed that this proposal will be approved.

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

                The following exhibits are filed with this Report:

Exhibit 10.1            Payment Agreement and General Release dated as of April 11, 2002 among Neil Dickson, the Company and U-C Holdings, L.L.C.

Exhibit 10.2            Termination and Purchase Agreement dated as of February 4, 2002 among Daniel D. Davenport, the Company and U-C Holdings, L.L.C.

Exhibit 10.3            Subordinated Promissory Note dated February 4, 2002 payable from the Company to U-C Holdings, L.L.C.

Exhibit 10.4            Subordination and Intercreditor Agreement dated as of February 4, 2002, by and among the Company, U-C Holdings, L.L.C., LaSalle Bank National Association and Daniel Davenport.

Exhibit 99.1             Safe Harbor Compliance Statement for Forward-Looking Statements.

(b)           Reports on Form 8-K:

A report on Form 8-K disclosing potential NASDAQ SmallCap Market delisting was filed on February 27, 2002.

SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTN MEDIA GROUP, INC.
Registrant

Date: May 15, 2002	/s/ Thomas Rocco
Thomas Rocco
President
(Principal Executive Officer)

Date: May 15, 2002	/s/ Patrick Doran
Patrick Doran
Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)