Form 10-Q
period 2002-06-30
CTN MEDIA GROUP INC
filed 2002-08-14
CIK 876013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Registrant’s Telephone Number, Including Area Code: (404) 256-9630

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by checkmark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Number of shares of common stock outstanding as of August 6, 2002: 2,514,397

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

CTN MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

ASSETS

	June 30, 2002	December 31, 2001
Current assets:
Cash and cash equivalents	$253,338	$145,462
Accounts receivable, net of allowance of $50,650 and $50,650, respectively	1,721,428	2,132,926
Prepaid expenses	207,308	146,043
Other current assets	86,293	147,364
Total current assets	2,268,367	2,571,795

Investments	50,000	41,667
Property and equipment, net	8,127,430	9,916,157
Other assets	452,890	508,220
Total assets	$10,898,687	$13,037,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$792,794	$951,950
Accrued expenses	889,118	623,314
Dividends payable	442,778	443,335
Deferred revenue	156,602	—
Current portion of long-term debt	10,565,000	—
Accrued severance	204,477	—
Total current liabilities	13,050,769	2,018,599
Long-term dividend payable	—	147,776
Debt, less current portion	—	6,500,000
Accrued severance	176,030	—
Total liabilities	13,226,799	8,666,375
Stockholders’ equity:
Common stock - $.030 par; authorized 50,000,000 shares; 2,514,397* and 2,514,425* issued and outstanding, respectively	75,436	75,435
Preferred stock - $.001 par; authorized 12,800,000 shares; 2,443,330 and 2,443,330 issued and outstanding, respectively	42,533,874	42,533,874
Additional paid in capital	40,574,406	40,684,407
Unearned compensation	—	(44,211)
Accumulated deficit	(85,511,828)	(78,878,041)
Total stockholders’ equity (deficit)	(2,328,112)	4,371,464
Total liabilities and stockholders’ equity	$10,898,687	$13,037,839

*Reflects a one-for-six reverse stock split which became effective on May 28, 2002.

The accompanying notes are an integral part of the consolidated financial statements

CTN MEDIA GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenue	$2,120,406	$3,407,876	$4,404,159	$6,370,869

Expenses
Operating	1,357,851	2,013,500	2,674,212	4,093,101
Selling, general and administrative	2,858,630	3,917,548	5,908,818	7,736,534
Depreciation and amortization	914,960	1,125,613	1,828,188	2,010,718
Total expenses	5,131,441	7,056,661	10,411,218	13,840,353

Interest income	1,587	23,144	2,999	42,928
Interest expense	(425,641)	(319,018)	(629,727)	(681,336)
Net loss from continuing operations	(3,435,089)	(3,944,659)	(6,633,787)	(8,107,892)
Loss from discontinued operations, net	—	(757,673)	—	(1,136,436)
Net loss	$(3,435,089)	$(4,702,332)	$(6,633,787)	$(9,244,328)

Net loss per share*:
Basic net loss per common share from continuing operations	(1.37)	(1.57)	(2.64)	(3.22)
Discontinued operation	—	(0.30)	—	(0.45)
Basic net loss per common share	$(1.37)	$(1.87)	$(2.64)	$(3.67)
Diluted net loss per common share from continuing operations	(1.37)	(1.57)	(2.64)	(3.22)
Discontinued operations	—	(0.30)	—	(0.45)
Diluted net loss per common share	$(1.37)	$(1.87)	$(2.64)	$(3.67)

Weighted average number of common shares Outstanding*

Basic	2,514,397	2,514,458	2,514,397	2,513,476
Potential diluted	2,514,397	2,514,458	2,514,397	2,513,476

*  All per share amounts reflect a one-for-six reverse stock split which became effective on May 28, 2002.

The accompanying notes are an integral part of the consolidated financial statements

CTN MEDIA GROUP, INC.

CONSOLIDATED

STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss from continuing operations	$(6,633,787)	$(8,107,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,828,188	2,010,719
Amortization of debt issuance costs	18,330	60,000
Non-cash compensation expense arising from equity awards	44,211	63,912
Loss on disposition of fixed assets	41,669	61,043
Barter revenue	(8,333)	—

Changes in operating assets and liabilities:
Accounts receivable	411,498	3,365,553
Prepaid expenses	(61,265)	84,160
Other assets	98,072	(93,885)
Accounts payable	(159,156)	(871,978)
Accrued expenses and other liabilities	265,804	(1,088,869)
Accrued severance	380,507	—
Deferred revenue	156,602	179,163
Net cash used in operating activities	(3,617,660)	(4,338,074)

Cash flows from investing activities:
Purchases of property and equipment	(81,130)	(832,672)
Net cash used in investing activities	(81,130)	(832,672)

Cash flows from financing activities:
Net proceeds from bridge indebtedness	4,065,000	—
Dividends paid	(258,334)	—
Proceeds from exercise of warrants and stock options	—	57,146
Net proceeds from issuance of preferred stock	—	3,739,797
Net cash provided by financing activities	3,806,666	3,796,943

Net cash provided by (used in) continuing operations	107,876	(1,373,803)
Net cash provided by discontinued operations	—	493,382
Net increase (decrease) in cash and cash equivalents	107,876	(880,421)
Cash and cash equivalents, beginning of period	145,462	2,806,919
Cash and cash equivalents, end of period	$253,338	$1,926,498

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of operations and of cash flows for the three and six months ended June 30, 2002 and 2001 and to reflect the operation of our former subsidiary, Market Place Media (“MPM”), as discontinued operations in fiscal 2001.

The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results of operations for a full fiscal year of the Company.  Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE (A) - The Company

CTN Media Group, Inc. (the “Company”) is a targeted media company specializing in reaching young adults.  As of June 30, 2002, the Company operated properties in network television and online media.

For the quarter ended June 30, 2001, the Company operated as two reportable segments: CTN and MPM.  CTN sold MPM on July 10, 2001.  MPM’s separate results for the comparable quarter in the prior year are reported as Discontinued Operations.  In prior year quarter results, CTN included the operations of the College Television Network (the “Network”), Link Magazine, iD8 Marketing (“iD8”) and Wetair.com.  In fiscal 2002, the Company consists solely of the Network.

The Network is a satellite television network that operates on college and university campuses across the United States.  Its single channel television system is placed free of charge in campus dining facilities and student unions.  The Network’s broadcasts contain music, news, information and entertainment programming.  As of June 30, 2002, the Network was installed or contracted for installation in 1,706 locations at approximately 757 colleges and universities. The Network generates revenue through the advertising placed on it.

Link Magazine was a publication distributed to over 650 college campuses.  As of April 2001, the Company elected not to publish new issues of Link Magazine for an unspecified period of time.  iD8 was a marketing agency providing creative services and placing media purchases for its clients.  iD8 ceased operations on July 31, 2001.  Wetair.com was an Internet site for young adults offering entertainment information which was integrated into collegetelevision.com.  As of January 2002, Wetair.com LLC was merged into the Company.

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

NOTE (B) - Preferred Stock

At June 30, 2002, the Company’s preferred stock consists of  Series A Convertible Preferred Stock (“Series A”) and Series B Convertible Preferred Stock (“Series B”) of which U-C Holdings, LLC (“Holdings”) owns (i) all of the 2,176,664 outstanding Series A shares out of the 2,510,000 Series A shares that have been designated and (ii) all of the 266,666 outstanding Series B shares out of the 266,666 Series B shares that have been designated.  At the annual stockholder’s meeting held on May 24, 2002, the shareholders approved a proposal to increase the authorized and unissued preferred stock by 10,000,000 shares.  There are 10,023,334 shares of authorized, unissued and undesignated preferred stock.  To date, the Company has not designated or issued any additional preferred stock.

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

On April 5, 2001, the Company issued 266,666 shares of Series B to Holdings for $15.00 per share, or an aggregate purchase price of $3,999,990.  The Series B accrues a cumulative dividend of 12% per annum, compounding on a quarterly basis.  The Series B is convertible into shares of common stock, as determined by multiplying the number of shares of Series B to be converted by the $15.00 per share purchase price and dividing the product by the conversion price of the Series B then in effect with respect to such shares.  On the date of issuance, the conversion price of the Series B was $2.50.  After the one-for-six reverse stock split, the conversion price is $15.00.  Each share of Series B has voting rights based upon the number of shares of common stock into which Series B is convertible.  At June 30, 2002, 266,666 shares of common stock were reserved for conversion of the Series B.  There are an additional 36,930 shares of common stock reserved for the conversion of dividends accrued with respect to the Series B through June 30, 2002.

The Company filed an Amended and Restated Certificate of Incorporation on May 9, 2001 that amended the terms of the Series A to, among other things, (i) eliminate the redemption rights of the holders of the Series A (such rights had previously been waived by Holdings in an agreement dated March 31, 2001), (ii) reduce the conversion price of the Series A and (iii) incorporate into the terms of the Series A the issuance of the Series B having rights and preferences senior to the Series A.  The remaining terms of Series A are unchanged and include the 12% cumulative accrual of dividends per year, compounding on a quarterly basis.  Each share of Series A has voting rights based upon the number of shares of common stock into which Series A is convertible.  Including the effect of the reduction in the conversion price of the Series A, at June 30, 2002, 2,176,665 shares of the Company’s common stock were reserved for conversion.  There are an additional 789,430 shares of common stock reserved for the conversion of dividends accrued with respect to the Series A through June 30, 2002.

NOTE (C) - Debt

As of August 10, 2001, the Company amended a revolving credit facility from a financial institution (the “CTN Loan”) to a borrowing capacity of up to $5.0 million.  The CTN Loan previously had a  $12.0 million credit limit of which $10.3 million was paid down as a permanent principal reduction to the credit limit on July 10, 2001 in conjunction with the sale of MPM.  As of June 30, 2002, there was a $5.0 million outstanding balance on this facility.

The CTN Loan bears interest at either (i) the Base Rate which is equal to the greater of (a) the Federal Funds rate plus 0.5% or (b) the Prime Rate, plus 2.00% per year; or (ii) the Eurodollar Rate, plus 3.50% per year.  The determination of whether to use the Base Rate or the Eurodollar Rate is at the option of the Company.  A commitment fee of 0.5% per year on the unused portion of the facility is required.  The CTN Loan is due and payable in full on January 31, 2003.  For the six months ended June 30, 2002 and 2001, the weighted average interest rate on the CTN Loan was 6.75% and 10.06%, respectively.  The CTN Loan is guaranteed by a negative pledge of the outstanding shares of stock of the Company owned by Holdings.

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

The Bridge Indebtedness accrued interest at a rate of 12% per year on the unpaid principal amount of the Bridge Indebtedness outstanding on a daily basis.  All principal and accrued interest is due and payable by CTN on the earlier to occur of 90 days following the scheduled maturity of the indebtedness owed pursuant to the CTN Loan or the discharge of the indebtedness owed by CTN pursuant to the CTN Loan (the “Maturity Date”).  However, since the Bridge Indebtedness was not converted into equity or repaid on or before February 26, 2002, the interest rate increased to 18%.  On March 19, 2002, the Purchase Agreement was amended to increase the Bridge Indebtedness to $3.5 million.  The Purchase Agreement was also amended on April 3, 2002 increasing the Bridge Indebtedness to $5.5 million and increasing the interest rate to 25% on the additional $2.0 million under the Purchase Agreement.  On June 10, 2002, the Purchase Agreement was amended increasing the Bridge Indebtedness capacity to $6.5 million and to maintain the interest rate at 25%.  The Company has drawn $5.9 million of the $6.5 million available under the Bridge Indebtedness as of August 13, 2002.  The Company’s ability to draw down under the existing bridge facility ends on August 31, 2002.

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

For the six months ended June 30, 2002, the Company was in violation of certain financial covenants associated with the CTN Loan for which a waiver has been received.  Additionally, the

Company believes that certain requirements under the CTN Loan covenants may not be met during the remaining quarters of fiscal 2002.  If the Company fails to meet a covenant under the CTN Loan, the financial institution has the right to declare the loan due upon demand although such financial institution may waive such covenant defaults, as it has done in the past.

As part of its ongoing effort to secure capital, the Company announced that it is in preliminary discussions with various parties, including several significant companies in the media industry, regarding a possible combination, capital-raising or other strategic transaction.  Further, there is no assurance that any transaction will occur or, if a transaction does occur, that the terms will be favorable.  Failure to immediately secure additional capital will significantly impact the Company’s ability to continue as a going-concern, as expressed in the audit opinion of the independent auditors for the Company in connection with the 2001 year-end audit.

NOTE (D) - Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Lives	June 30, 2002	December 31, 2001

Entertainment systems	5 years	$15,914,546	$16,033,057
Machinery and equipment	5 -7 years	1,085,146	1,082,215
Capitalized website costs	3 years	1,423,236	1,423,236
Furniture and Fixtures	7 years	508,799	508,799
Leasehold improvements	7-11 years	304,940	304,940
		19,236,667	19,352,247
Less: Accumulated depreciation		(11,109,237)	(9,436,090)
Total		$8,127,430	$9,916,157

NOTE  (E) - Commitments and Contingencies

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

The Company has an Origination Services Contract with Crawford Communications, Inc. (“Crawford”) ..  The original agreement provides for payments of approximately $1,320,000 over a five year period ending on July 15, 2003. In accordance with the Origination Services Contract, Crawford is responsible for the transmission via satellite of the Network’s daily programming, including encoding signals, testing, maintaining the Network’s programming library, and obtaining programming from the Network’s sources.  Crawford is also responsible for the uplink of the programming to a satellite as well as the downlink of the signal from the satellite at each installation site.  As of June 30, 2002, the Company has paid approximately $1,079,200 to Crawford pursuant to the Origination Services Contract.

The Company has an agreement with Turner Private Networks, Inc. to provide news and sports programming for the Network through December 31, 2002. The total license fee is approximately $3,156,250.  As of June 30, 2002, the Company has paid approximately $2,754,100 pursuant to this agreement.

The Company has a Transponder Use Agreement with Public Broadcasting Service (“PBS”).   The Company has subleased capacity on a satellite owned and operated by GE American Communications, Inc. (“GE”) and leased to PBS by GE.  This agreement provides for payments of approximately $3,924,000 over a five-year period that terminates on July 31, 2003.  The Company has protected status on this satellite, where in the event of a satellite failure or performance problem, the Company’s programming will preempt transmissions of other users on this satellite or on another satellite.  As of June 30, 2002, the Company has paid approximately $3,073,800 pursuant to this agreement.

NOTE (F) Related Party Transactions

Neil Dickson, former Chief Operating Officer, Treasurer and General Counsel, left the employ of the Company effective April 15, 2002.  As severance, Mr. Dickson will receive the difference in pay from his new job and what he would have been paid at the Company.  This arrangement will continue through April 15, 2004, the original termination date of Mr. Dickson’s employment agreement.  Mr. Dickson retained certain equity in Holdings.

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

The Company completed a one-for-six reverse stock split effective May 28, 2002.  All share information has been revised to reflect the effect of this split as if it occurred as of the earliest period presented.

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

Overview

The Company commenced operations in January 1991.  The Company is a targeted media company specializing in reaching young adults. The Company operates the College Television Network (the “Network”), a proprietary commercial television network that operates on college and university campuses across the United States.  The Network is provided to campuses through single-channel television systems placed free of charge primarily in the campus public venues, including dining facilities and student unions.  At June 30, 2002, the Network was installed or contracted for installation at approximately 1,706 locations at approximately 757 colleges and universities throughout the United States.  Based on our Fall 2001 Nielsen Media Research study, the Network reaches 8.2 million college students every week.

Certain of the Company’s revenue is affected by the pattern of seasonality common to most school-related businesses.  Historically, the Company has generated a significant portion of its revenue during the period of September through May and substantially less revenue during the summer months when colleges and universities do not hold regular classes.

Results of Operations

The following table sets forth certain financial data derived from the Company’s statement of operations for the three and six months ended June 30, 2002 and June 30, 2001:

	Three Months Ended
	June 30, 2002		June 30, 2001
		% of Revenue		% of Revenue
Revenue	$2,120,406	100	$3,407,876	100
Operating expenses	1,357,851	64	1,377,882	40
Publishing expenses	—	—	298,459	9
Advertising agency expense	—	—	337,159	10
Selling, general, & administrative expenses	2,858,630	135	3,917,548	115
Depreciation & amortization	914,960	43	1,125,613	33
Interest expense, net	(424,054)	20	(295,874)	9
Net loss from continuing operations	(3,435,089)	162	(3,944,659)	116
Loss from discontinued operations	—	—	(757,673)	22

	Six Months Ended
	June 30, 2002		June 30, 2001
		% of Revenue		% of Revenue
Revenue	$4,404,159	100	$6,370,869	100
Operating expenses	2,674,212	61	2,841,112	45
Publishing expenses	—	—	422,048	7
Advertising agency expense	—	—	829,941	13
Selling, general, & administrative expenses	5,908,818	134	7,736,534	121
Depreciation & amortization	1,828,188	42	2,010,718	32
Interest expense, net	(626,728)	14	(638,408)	10

Net loss from continuing operations	(6,633,787)	151	(8,107,892)	127

Loss from discontinued operations	—	—	(1,136,436)	18

Revenue from continuing operations decreased to $2,120,406 for the three months ended June 30, 2002, as compared to $3,407,876 for the comparable period in the prior year.  Network advertising revenue experienced an 22% decline from the comparable period one year ago.  The balance of the revenue shortfall was attributable to revenue in the fiscal 2001 reporting period associated with Link Magazine and iD8 Marketing whose operations were discontinued in 2001.  For the six month period ended June 30, 2002 Network advertising revenue of $4,404,159 declined as compared to $5,050,943 for the six month period in the prior year. The balance of June 30, 2001 revenue was attributable to Link Magazine and iD8 Marketing.  A slowly recovering advertising market and weak economic conditions have resulted in decreased Network sales in fiscal 2002.  The Company hopes to increase Network sales during the remaining portion of the year ending December 31, 2002 through a healthier advertising market and by continuing to expand its advertiser base and sell-out levels and by further increasing the fee charged for its advertising spots.  Although the Company has agreements with national advertisers, no assurance can be given that these or other advertisers will continue to purchase advertising time from the Company, or that future significant advertising revenues will ever be generated.  A failure to significantly increase advertising revenues could have a material impact on the operations of the Company.

Operating expenses relating only to the Network decreased slightly for the quarter ended June 30, 2002 as compared to the prior year quarter.  Cost containment measures put into place resulted in a decrease in operating expenses from $2,841,112 in the prior year six month reporting period to $2,674,212 for the six months ended June 30, 2002.  There were no costs in the current period related to publishing or advertising agency expenses due to the cessation of their operations in the prior year.

Selling, general and administrative expenses (“SG&A”) declined significantly for the three and six month periods as compared to activity one year ago.  For the three months ended June 30, 2002, SG&A expenses dropped to $2,858,630 as compared to $3,917,548 for the quarter ended June 30, 2001.  For the six months ended June 30, 2002, SG&A expenses decreased to $5,908,818 as compared to $7,736,534 for the comparable period one year ago.  Major factors attributable to these reductions are reduction in employee and officer headcount, and cost containment measures – specifically with respect to market research and legal fees.  Furthermore, due to the scale-back of affiliate locations, affiliate related expenses decreased dramatically.

Depreciation and amortization expense totaled $914,960 and $1,828,188 for the three and six months ended June 30, 2002 as compared to $1,125,613 and $2,010,718 for the same periods in the prior year.  Due to cash conservation measures, the Company has not purchased a significant amount of fixed assets.

The Company recorded net interest expense from continuing operations of $424,054 and $626,728 for the three and six months ended June 30, 2002 as compared to $295,874 and $638,408 for the comparable periods in the prior year.  The current quarter’s increase in interest is primarily attributable to $328,000 of accrued interest related to the Bridge Indebtedness to Holdings, offset by lower interest rates and debt levels as compared to the prior year.

The Company incurred a net loss from continuing operations of $3,435,089 and $6,633,787 for the three and six months ended June 30, 2002 versus comparable net losses of $3,944,659 and $8,107,892 one year ago.

The Company did not incur a loss from discontinued operations in the current quarter as compared to a loss of $757,673 for the same period in the prior year.  The Company did not incur a loss from discontinued operations for the six months ended June 30, 2002 as compared to a loss of $1,136,436 for the comparable period one year ago.  These amounts reflect the results of MPM reported on a stand-alone basis during the first and second quarters of 2001.  The disposition date of MPM was July 10, 2001.

Financial Condition and Liquidity

At June 30, 2002, the Company had working deficit of ($10,782,402) as compared to working capital of $553,196 as of December 31, 2001.  The primary reason for this decrease is attributable to the reclassification of $6,500,000 of debt to current liabilities, combined with additional bridge indebtedness.

Cash used in operations decreased to $3,617,660 during the six months ended June 30, 2002, from $4,338,074 for the comparable period in the prior year.  The primary reason for this decrease was attributable to a reduction in net loss of approximately $1,475,000 coupled with an increase in accrued expenses of $1,735,000, offset by a decrease in collection of accounts receivable of approximately $2,900,000 during the first six months of 2002 as compared to the same period in the prior year.

Cash used in investing activities decreased to $81,130 during the six months ended June 30, 2002 from $832,672 used in investing activities for the comparable period in the prior year.  This decrease is primarily attributable to the decline in purchasing equipment for system installations.

Cash provided by financing activities amounted to $3,806,666 during the six months ended June 30, 2002 as compared to $3,796,943 provided by financing during the same period in the prior year.  The Company borrowed $4,065,000 of the Bridge Indebtedness during the first six months of 2002.  In the comparable prior year period, there was approximately $57,000 of proceeds from the exercise of stock options and approximately $3,740,000 of net proceeds associated with the issuance of preferred stock.

There was no cash provided by discontinued operations in the current six months ended June 30, 2002 as compared to cash provided by discontinued operations of $493,382 for the comparable period in the prior year.

At June 30, 2002, the Company did not meet a financial covenant under its credit facility for which the Company has obtained a waiver.  Based upon the Company’s current projections, the Company will need to raise additional capital for 2002.  In order to obtain financing to meet its short-term working capital needs, on November 26, 2001, the Company and Holdings entered into the Purchase Agreement whereby Holdings agreed to purchase up to an aggregate of $3.0 million of subordinated bridge notes (with an initial purchase at closing of $1.5 million) and the Company agreed to grant Holdings a junior lien on the assets of the Company as security for the obligations of the Company under the Purchase Agreement.  As of March 6, 2002, the facility was fully drawn.  Pursuant to an amendment to the bridge facility dated March 19, 2002, the Company increased the available line on the Subordinated Bridge Note to $5.5 million.  On June 10, 2002, the Purchase Agreement was amended to increase the Bridge Indebtedness availability to $6.5 million of which approximately $5.9 million has been drawn as of August 13, 2002.  As part of its ongoing effort to secure capital, the Company announced that it is in preliminary discussions with various parties, including several significant companies in the media industry, regarding a possible combination, capital-raising or other strategic transaction.  There has been no understanding or agreement reached with any party regarding any transaction.  Further, there is no assurance that any transaction will occur or, if a transaction does occur, that the terms will be favorable.  Failure to immediately secure additional capital will significantly impact the Company’s ability to continue as a going-concern, as expressed in the audit opinion of the independent auditors for the Company in connection with the 2001 year end audit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates related to variable-rate debt outstanding under the $5,000,000 loan from a financial institution and the fixed rate Bridge Indebtedness, which is currently $5,915,000.  This risk arises in the normal course of business rather than from trading.  At June 30, 2002, the Bridge Indebtedness is subject to either an 18% or 25% fixed interest rate.  The Company views its market risk as immaterial.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

On May 24, 2002, the Company held its annual meeting of shareholders.  The following proposals were voted upon at the meeting.

I.              Board Election.

At the annual meeting, the shareholders elected the following individuals to the Board of Directors of the Company:

(1) Chris Boehm	For: 13,588,321	Against: 31,449	Abstained: 0
(2) Jason Elkin	For: 13,588,321	Against: 31,449	Abstained: 0
(3) Daniel Gill	For: 13,588,321	Against: 31,449	Abstained: 0
(4) Robert Callahan	For: 13,588,321	Against: 31,449	Abstained: 0
(5) Steven Haft	For: 13,588,321	Against: 31,449	Abstained: 0
(6) C.Thomas McMillen	For: 13,588,321	Against: 31,449	Abstained: 0
(7) Hollis W. Rademacher	For: 13,588,321	Against: 31,449	Abstained: 0
(8) Stephen Roberts	For: 13,588,321	Against: 31,449	Abstained: 0
(9) Thomas Rocco	For: 13,588,321	Against: 31,449	Abstained: 0
(10) Avy H. Stein	For: 13,588,321	Against: 31,449	Abstained: 0
(11) James Wood	For: 13,588,321	Against: 31,449	Abstained: 0
(12) Sergio Zyman	For: 13,588,321	Against: 31,449	Abstained: 0

II.                                     Amendment to Articles

The shareholders adopted an Amendment to the Amended and Restated Certificate of Incorporation for the Company, which included: (i) an amendment to effect a reverse stock split and related change in par value of the Company’s common stock, and (ii) to increase the authorized preferred stock by 10,000,000 shares: For: 11,875,890; Against: 107,507; Abstained: 2,420.

III.                                 Auditors

The shareholders also elected PricewaterhouseCoopers LLP as the Company’s independent accountant for the current year: For: 13,603,620; Against: 13,750; Abstained: 2,400.

All of the preferred stock (2,443,330 shares outstanding and for voting purposes representing 14,659,980 shares of common stock) voted in favor of all three proposals.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

The following exhibits are filed with this Report:

Exhibit 10.1

Payment Agreement and General Release dated as of April 11, 2002 among Neil Dickson, the Company and U-C Holdings, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002).

Exhibit 10.2

Amendment No. 2  to Subordinated Bridge Note Purchase Agreement dated March 19, 2002, by and between CTN Media Group, Inc. and U-C Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 24, 2002).

Exhibit 10.3

Amendment No. 3 to Subordinated Bridge Note Purchase Agreement dated April 3, 2002, by and between CTN Media Group, Inc. and U-C Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed April 24, 2002).

Exhibit 10.4

Amendment No. 4 to Subordinated Bridge Note Purchase Agreement dated May 15, 2002 by and between CTN Media Group, Inc. and U-C Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 28, 2002).

Exhibit 99.1	Safe Harbor Compliance Statement for Forward-Looking Statements.

(b)                                 Reports on Form 8-K:

A report on Form 8-K disclosing an amendment to the Subordinated Bridge Note Purchase Agreement was filed on April 24, 2002.

A report on Form 8-K disclosing an amendment to the Subordinated Bridge Note Purchase Agreement, certain Nasdaq compliance issues and other matters, was filed on June 28, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTN MEDIA GROUP, INC.
Registrant

Date: August 14, 2002	/s/ Thomas Rocco
Thomas Rocco
President
(Principal Executive Officer)

/s/ Patrick Doran
Date: August 14, 2002	Patrick Doran
Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)